Form 10QSB
period 2005-07-31
Som Resources Inc.
filed 2005-09-09
CIK 1332042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 ☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2005.

 ☐  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _______________ to __________________

Commission File Number 333-126490

SOM RESOURCES INC.
(Exact name of small Business Issuer as specified in its charter)

Nevada	47-0950123
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

175 Optimist Park Drive
London, Ontario,	N6K 4M2
(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code:	519-657-3174

__________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days  ☒  Yes  ☐   No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,522,000 Shares of $0.001 par value Common Stock issued and outstanding as of
August 31, 2005.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2005 are not necessarily indicative of the results that can be expected for the year ending April 30, 2006.

SOM RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
FINANCIAL STATEMENTS
AS OF JULY 31, 2005
(UNAUDITED)

F-i

SOM RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	F-2	BALANCE SHEET AS OF JULY 31, 2005 (unaudited)

PAGE	F-3	STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2005 AND FOR THE PERIOD FROM DECEMBER 13, 2004 (INCEPTION) TO JULY 31, 2005 (unaudited)

PAGES	F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM DECEMBER 13, 2004 (INCEPTION) TO JULY 31, 2005 (unaudited)

PAGE	F-5	STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED JULY 31, 2005 AND FOR THE PERIOD FROM DECEMBER 13, 2004 (INCEPTION) TO JULY 31, 2005 (unaudited)

PAGES	F-6 - F-8	NOTES TO FINANCIAL STATEMENTS (unaudited)

SOM RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
AS OF JULY 31, 2005
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$36,753
Prepaid expenses	4,633
Total Current Assets	41,386

MINERAL PROPERTY INTEREST, NET	3,000

TOTAL ASSETS	$44,386

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$320

TOTAL LIABILITIES	320

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 1,000,000 shares authorized
none issued and outstanding	-
Common stock, $0.001 par value, 69,000,000 shares authorized,
7,522,000 shares issued and outstanding	7,522
Additional paid-in capital	49,098
Accumulated deficit during exploration stage	(12,554)
Total Stockholders’ Equity	44,066

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,386

See accompanying notes to financial statements.

SOM RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)

		For the Period
		From December
	For the Three	13, 2004
	Months Ended	(Inception) to
	July 31, 2005	July 31, 2005

OPERATING EXPENSES
Exploration costs and expenses	$-	$3,300
General and administrative	3,084	3,183
Listing and filing fees	1,081	1,081
Professional fees	3,113	5,526
Total Operating Expenses	7,278	13,090

LOSS FROM OPERATIONS	(7,278)	(13,090)

OTHER EXPENSE
Foreign currency translation gain (loss)	(91)	536

Provision for Income Taxes	-	-

NET LOSS	$(7,369)	$(12,554)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the
period - basic and diluted	7,521,934	7,275,508

See accompanying notes to financial statements.

SOM RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM DECEMBER 13, 2004 (INCEPTION) TO JULY 31, 2005
(UNAUDITED)

				Accumulated
				Deficit
			Additional	During
	Common Stock		Paid-In	Exploration
	Shares	Amount	Capital	Stage	Total

Common stock issued to founders for cash
($0.001 per share)	6,520,000	$6,520	$-	$-	$6,520

Common Stock issued for cash ($0.05 per share)	996,000	996	48,804	-	49,800

Net loss for the period from December 13, 2004
(inception) to April 30, 2005	-	-	-	(5,185)	(5,185)

Balance, April 30, 2005	7,516,000	$7,516	$48,804	$(5,185)	$51,135

Common Stock issued for cash ($0.05 per share)	6,000	6	294	-	300

Net loss for the three months ended July 31, 2005	-	-	-	(7,369)	(7,369)

BALANCE, JULY 31, 2005	7,522,000	$7,522	$49,098	$(12,554)	$44,066

See accompanying notes to financial statements.

SOM RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

		For the Period From
	For the Three	December 13, 2004
	Months Ended	(Inception) to July
	July 31, 2005	31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(7,369)	$(12,554)
Adjustments to reconcile net loss to net cash used in
operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(4,633)	(4,633)
Accounts payable	(2,093)	320
Net Cash Used In Operating Activities	(14,095)	(16,867)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mineral property interest	-	(3,000)
Net Cash Used In Investing Activities	-	(3,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	300	56,620
Net Cash Provided By Financing Activities	300	56,620

NET INCREASE (DECREASE) IN CASH	(13,795)	36,753

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD	50,548	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36,753	$36,753

See accompanying notes to financial statements.

SOM RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2005
(UNAUDITED)

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results if operations.

It is management’s opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

(B) Organization

Som Resources, Inc. (an exploration stage company) (the “Company”) was incorporated under the laws of the State of Nevada on December 13, 2004. The Company is a natural resource exploration company with an objective of acquiring, exploring and if warranted and feasible, developing natural resource properties. Activities during the exploration stage include developing the business plan and raising capital.

(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

(D) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(E) Mineral Interest

Pursuant to SFAS No. 141 and SFAS No. 142, as amended by EITF 04-02, mineral interest associated with other than owned properties are classified as tangible assets. As of July 31, 2005, the Company had capitalized $3,000 related to the mineral property interest. The

SOM RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2005
(UNAUDITED)

mineral property interest will be amortized using the units-of-production method when production at each project commences.

(F) Long-Lived Assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

(G) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date

(H) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of July 31, 2005, there were no dilutive securities outstanding.

(I) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(J) Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”; SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4” SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of

SOM RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2005
(UNAUDITED)

FASB Statements No. 66 and 67,” SFAS No. 153, “Exchanges of Non-monetary Assets –an amendment of APB Opinion No. 29,” and SFAS No. 123 (revised 2004), “Share-Based Payment,” were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

NOTE 2

ACQUISITION OF MINERAL PROPERTY INTERST

On April 10, 2005, the Company acquired 100% interest in the one mineral claim known as the Hermosa Prospect located in the Sate of Nevada, USA, for a purchase price of $3,000. The Company received rights to all minerals contained in the Hermosa property.

NOTE 3

STOCKHOLDERS’ EQUITY

On March 31, 2005, the Company issued 6,520,000 shares of common stock to its founders for cash of $6,520 ($0.001 per share).

On April 30, 2005, the Company issued 996,000 shares of common stock to an individual for cash of $49,800 ($0.05 per share).

On May 2, 2005, the Company issued 6,000 shares of common stock to individuals for cash of $300 ($0.05 per share).

NOTE 4

GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the Exploration stage with no operations and has a negative cash flow from operations of $16,867 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 2. Plan of Operation

Som Resources Inc. ("the Company") was incorporated in the state of Nevada on December 13, 2004. On April 10, 2005, the company entered into a mineral purchase and sale agreement with Multi Metal Mining Corp., a Nevada private company, whereby the company purchased a 100% undivided right title and interest in one mineral claim located in the Yellow Pine Mining District of Clark County, Nevada, known as the Hermosa mineral claim, by paying $3,000 to Multi Metal Mining Corp.

Description, Location and Access

The Hermosa property is situated in the Yellow Pine Mining District, Clark County, Nevada, thirty miles southwest of Las Vegas, Nevada and about five miles west of Goodsprings on the western slopes of the Spring Mountains. You can access the property by vehicle by means of a paved highway from Las Vegas southwest to Jean, Nevada. Goodsprings is accessible by paved road from Jean, a distance of seven miles to the northwest. The Hermosa property may then be reached by traveling west along a paved road for about five miles towards the village of Sandy and down a dirt road to the property. The property lies in a region of moderate rolling hills with local incised narrow canyons. Elevations locally range from 3200 feet to 4300 feet A.S.L.

The area is typically desert with relatively high temperatures, low precipitation, and vegetation consisting mainly of desert shrubs and cactus. Sources of water would be available from valley wells.

As of July 31, 2005 the Company had total assets of $ 44,386 consisting of $ 36,753 cash, $ 4,633 in prepaid expenses and net mineral rights of $ 3,000. This represents the Company’s present and only sources of liquidity.

The Company’s liabilities at July 31, 2005 totaled $320, consisting of accounts payables and accrued liabilities.

For the three months period ending July 31, 2005 the Company generated no revenues and has incurred total operating expenses of $ 7,278 consisting of $ 3,804 in general and administrative expenses, $ 1,081 in Transfer Agent and regulatory fees and $ 3,113 in professional fees. In addition the company incurred a $ 91 in foreign currency transactions loss for a total net loss for the period of $ 7,369.

The on-going negative cash flow from operations raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

The Company has not realized any revenues since inception, and for the three month period ended July 31, 2005, and it is presently operating at an ongoing deficit. The Company does not anticipate earning revenues unless it enters into commercial production on the Hermosa mineral claim. It has not commenced the exploration stage on the claims and can provide no assurance that it will discover economic mineralization on the property, or if such minerals are discovered, that it will enter into commercial production.

While the Company has sufficient funds to complete the recommended phase one exploration program on the Hermosa mineral claim, it will require additional funding in order to cover the anticipated professional fees and general administrative expenses and to proceed with the proposed phase two surveys and with any subsequent recommended work on the property. The Company anticipates that additional funding will be required in the form of equity financing from the sale of the company’s common stock. However the Company cannot provide investors with any assurance that it will be able to raise sufficient funding from the sale of its common stock to fund the second phase of the exploration program. The Company believes that debt financing will not be an alternative for funding the complete exploration program. The Company does not have any arrangements in place for any future equity financings.

The Company’s plan of operation for the twelve months following the date of this report is to complete the recommended phase one and two exploration programs on the Hermosa mineral claim consisting of geological mapping and sampling, analytical and test surveys. The Company anticipates that the phase one program will cost approximately $33,000, while the phase two program will cost approximately $91,200. To date, the Company has only sufficient funds to cover the costs to complete phase one of the exploration program.

The Company plans to commence the phase one exploration program on the Hermosa mineral claim in late September 2005. The program should take approximately one month to complete. A consulting geologist will be retained to review all past exploration data relating to the property and plot relevant information on mapping of the property. Based on this mapping, the geologist will choose areas that are most likely to contain economic mineralization. He will then conduct a rock and soil sampling program focusing on these areas of the property. The samples will then be analyzed for mineral concentration by a laboratory. Upon receipt of the lab results, the company will evaluate the results and determine which property areas contain significant mineralization and whether it will require further geological surveys.

The Company anticipates incurring approximately $43,000 for administrative expenses including accounting and audit costs ($12,000) legal fees ($11,000), rent and office costs ($5,000), computer costs ($5,000), telephone costs ($2,000), Edgar filings ($2,000) and general administrative costs ($6,000) over the next 12 months.

On July 7, 2005, the Company filed an SB2 Registration Statement with The Security and Exchange Commission of the United States (SEC) in order to gain a reporting Status in the United States and in order to register its common stock. On September 1, 2005, the company received its effective status with the SEC becoming a fully reporting company in the United States.

The Company will be retaining a market maker to sponsor a 15c211 application with the National Association of Securities Dealers (NASD) in order to have its common shares posted for trading on the NASD Over the Counter Bulletin Board (OTC BB) upon approval of this application.

Forward-Looking Statements

This Form 10-QSB includes -" forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding the Company's financial position, business strategy, and plans and objectives of management of the Company for the future operations, are forward-looking statements.

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

During the three month period ended July 31, 2005, the company issued 6,000 common shares in its capital stock for a consideration of $0.05 per share. These shares were registered with the US Securities and Exchange Commission (SEC) on its SB2 Registration Statement filed with the SEC on July 7, 2005.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Report on Form 8-K

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of Chief Accounting Officer pursuant to U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

There were no reports filed on form 8K during the three months ending July 31, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Som Resources Inc.

/s/ “Eric Plexman”
Eric Plexman, Director

Date: September 9, 2005.