Form 10QSB
period 2005-10-31
Som Resources Inc.
filed 2005-12-12
CIK 1332042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2005.

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _________________________ to _________________________

Commission File Number 333-126490

SOM RESOURCES INC.
(Exact name of small Business Issuer as specified in its charter)

Nevada	47-0950123
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

175 Optimist Park Drive
London, Ontario	N6K 4M2
(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code:	(519) 657-3174

_____________________________________________________
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
☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,522,000 Shares of $0.001 par value Common Stock issued and outstanding as of
November 30, 2005.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended October 31, 2005 are not necessarily indicative of the results that can be expected for the year ending April 30, 2006.

SOM RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2005
(UNAUDITED)

SOM RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	1	BALANCE SHEET AS OF OCTOBER 31, 2005 (UNAUDITED)

PAGE	2	STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2005 AND FOR THE PERIOD FROM DECEMBER 13, 2004 (INCEPTION) TO OCTOBER 31, 2005 (UNAUDITED)

PAGE	3	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM DECEMBER 13, 2004 (INCEPTION) TO OCTOBER 31, 2005 (UNAUDITED)

PAGE	4	STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED OCTOBER 31, 2005 AND FOR THE PERIOD FROM DECEMBER 13, 2004 (INCEPTION) TO OCTOBER 31, 2005 (UNAUDITED)

PAGES	5 - 7	NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SOM RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
AS OF OCTOBER 31, 2005
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$19,508
Prepaid expenses	14,905
Total Current Assets	34,413

MINERAL PROPERTY INTEREST, NET	3,000

TOTAL ASSETS	$37,413

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,450

TOTAL LIABILITIES	1,450

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 1,000,000 shares authorized
none issued and outstanding	-
Common stock, $0.001 par value, 69,000,000 shares authorized,
7,522,000 shares issued and outstanding	7,522
Additional paid-in capital	49,098
Accumulated deficit during exploration stage	(20,657)
Total Stockholders’ Equity	35,963

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,413

See accompanying notes to financial statements.

SOM RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)

			For the Period
			From
			December 13,
	For the Three	For the Six	2004
	Months Ended	Months Ended	(Inception) to
	October 31,	October 31,	October 31,
	2005	2005	2005

OPERATING EXPENSES
Exploration costs and expenses	$-	$-	$3,300
General and administrative	3,254	6,337	6,437
Listing and filing fees	791	1,872	1,872
Professional fees	4,059	7,172	9,584
Total Operating Expenses	8,104	15,381	21,193

LOSS FROM OPERATIONS	(8,104)	(15,381)	(21,193)

OTHER EXPENSE
Foreign currency translation gain (loss)	-	(91)	536

Provision for Income Taxes	-	-	-

NET LOSS	$(8,104)	$(15,472)	$(20,657)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares
outstanding during the period - basic and
diluted	7,522,000	7,521,935	7,368,893

See accompanying notes to financial statements.

SOM RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM DECEMBER 13, 2004 (INCEPTION) TO OCTOBER 31, 2005
(UNAUDITED)

				Accumulated
				Deficit
			Additional	During
	Common Stock		Paid-In	Exploration
	Shares	Amount	Capital	Stage	Total

Common stock issued to founders for cash ($0.001 per share)	6,520,000	$6,520	$-	$-	$6,520

Common Stock issued for cash ($0.05 per share)	996,000	996	48,804	-	49,800

Net loss for the period from December 13, 2004 (inception) to April 30, 2005	-	-	-	(5,185)	(5,185)

Balance, April 30, 2005	7,516,000	$7,516	$48,804	$(5,185)	$51,135

Common Stock issued for cash ($0.05 per share)	6,000	6	294	-	300

Net loss for the six months ended October 31, 2005	-	-	-	(15,472)	(15,472)

BALANCE, OCTOBER 31, 2005	7,522,000	$7,522	$49,098	$(20,657)	$35,963

See accompanying notes to financial statements.

SOM RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six	For the Period From
	Months Ended	December 13, 2004
	October 31,	(Inception) to
	2005	October 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,472)	$(20,657)
Adjustments to reconcile net loss to net cash used in
operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(14,905)	(14,905)
Accounts payable	(963)	1,450
Net Cash Used In Operating Activities	(31,340)	(34,112)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mineral property interest	-	(3,000)
Net Cash Used In Investing Activities	-	(3,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	300	56,620
Net Cash Provided By Financing Activities	300	56,620

NET INCREASE (DECREASE) IN CASH	(31,040)	19,508

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,548	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,508	$19,508

See accompanying notes to financial statements.

SOM RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2005
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

(E) Mineral Interest

Pursuant to SFAS No. 141 and SFAS No. 142, as amended by EITF 04-02, mineral interest associated with other than owned properties are classified as tangible assets. As of October 31, 2005, the Company had capitalized $3,000 related to the mineral property interest. The mineral property interest will be amortized using the units-of-production method when production at each project commences.

SOM RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2005
(UNAUDITED)

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

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of October 31, 2005, there were no dilutive securities outstanding.

(I) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(J) Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”; SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4” SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67,” SFAS No. 153, “Exchanges of Non-monetary Assets –

SOM RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2005
(UNAUDITED)

an amendment of APB Opinion No. 29,” and SFAS No. 123 (revised 2004), “Share-Based Payment,” were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

NOTE 2	ACQUISITION OF MINERAL PROPERTY INTERST

On April 10, 2005, the Company acquired 100% interest in the one mineral claim known as the Hermosa Prospect Latitude located in the Sate of Nevada, USA, for a purchase price of $3,000. The Company received rights to all minerals contained in the Hermosa property.

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

As reflected in the accompanying financial statements, the Company is in the Exploration stage with no operations and has a negative cash flow from operations of $34,112 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 2. Management’s Discussions and Analysis or Plan of Operation

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

Som Resources Inc. ("the Company", “we”, “us”) was incorporated in the state of Nevada on December 13, 2004. On April 10, 2005, we entered into a mineral purchase and sale agreement with Multi Metal Mining Corp., a private Nevada company, whereby it sold to us a 100% undivided right title and interest in one mineral claim located in the Yellow Pine Mining District of Clark County, Nevada known as the Hermosa mineral claim. We acquired this interest in the property by paying $3,000 to Multi Metal Mining Corp.

Description, Location, Access and Mineralization

The Hermosa property consists of approximately 20 acres. Its claims location notices are recorded at the office of the Clark County recorder in Las Vegas, Nevada in File 078, Book 20040922, Page 0033, Instrument # 0005258. The Hermosa mineral claim was recorded on September 22, 2004 and will expire on September 30, 2006.

The property is situated in the Yellow Pine Mining District, Clark County, Nevada, thirty miles southwest of Las Vegas, Nevada and about five miles west of Goodsprings on the western slopes of the Spring Mountains. The property can be accessed by vehicle by means of a paved highway from Las Vegas southwest to Jean, Nevada. Goodsprings is accessible on paved road from Jean, a distance of seven miles to the northwest. The Hermosa property may then be reached by travelling west along a paved road for about five miles towards the village of Sandy and down a dirt road to the property.

The property lies in a region of moderate rolling hills with local incised narrow canyons. Elevations locally range from 3200 feet to 4300 feet above sea level. The area is typically desert with relatively high temperatures, low precipitation, and vegetation consisting mainly of desert shrubs and cactus. Sources of water would be available from valley wells.

The area of the Hermosa property is mapped as being underlain by formations from the paleozoic limestone, which are common sedimentary rocks consisting mainly of calcium that are 230 to 544 million years old. Most limestones are formed by the deposition and consolidation of the skeletons of marine invertebrates. Hydrozincite and calamine occurs as hydrothermal replacement mineralization in the limestone. Hydrozincite is a white mineral consisting of zinc, carbonate and chlorite and is usually found in massive rather than crystalline form. Calamine is an alloy composed of lead, tin, and zinc. Hydrothermal replacement relates to hot magmatic emanations rich in water; of or relating to the rocks, ore deposits, and springs produced by such emanations.

The Hermosa property was originally staked in 1890. Two adits (openings driven horizontally into a side of a hill or mountain in order to access rock within) were later excavated as well as several test pits. The property was again staked in 1982 and re-staked in October of 2004. No recent work has been recorded.

As of October 31, 2005 the Company had total assets of $ 37,413 consisting of $ 19,508 cash, $ 14,905 in prepaid expenses and net mineral rights of $ 3,000. This represents the Company’s present and only sources of liquidity.

The Company’s liabilities at October 31, 2005 totaled $ 1,450 consisting of accounts payables and accrued liabilities.

For the three months period ending October 31, 2005 the Company generated no revenues and has incurred total operating expenses of $ 8,104 consisting of $ 3,254 in general and administrative expenses, $ 791 in listing and filing fees and $ 4,059 in professional fees.

For the six months period ending October 31, 2005 the Company generated no revenues and has incurred total operating expenses of $ 15,381 consisting of $ 6,337 in general and administrative fees, $ 1,872 in listing and filing fees and $ 7,172 in professional fees. In addition the company incurred a $ 91 in foreign currency transactions loss for a total net loss for the period of $ 15,472.

The on-going negative cash flow from operations raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

The Company has not realized any revenues since inception, and for the six month period ended October 31, 2005, and it is presently operating at an ongoing deficit. The Company does not anticipate earning revenues unless it enters into commercial production on the Hermosa mineral property. The company is presently conducting the recommended Phase one exploration program on the claims but can provide no assurance that it will discover economic mineralization on the property, or if such minerals are discovered, that it will enter into commercial production.

While the Company has sufficient funds to complete the recommended phase one exploration program on the Hermosa property, it will require additional funding in order to cover the anticipated professional fees and general administrative expenses and to proceed with the proposed phase two of the geological surveys on the property. The Company anticipates that additional funding will be required in the form of equity financing from the sale of the company’s common stock. However the Company cannot provide investors with any assurance that it will be able to secure sufficient funding from the sale of its common stock to fund the subsequent phase two of the exploration program. The Company believes that debt financing will not be an alternative for funding the complete exploration program. The Company does not have any arrangements in place for any future equity financings.

The Company’s plan of operation for the twelve months following the date of this report is to complete the recommended phase one exploration programs on the Hermosa property consisting of Geological Mapping, Trenching and Sampling, VLF EM surveying and compiling maps and reports. The Company anticipates that the phase one program will cost approximately $33,000.

To date, the Company has only sufficient funds to cover the costs to complete phase one of the exploration program.

The Company has commenced the phase one exploration program on the Hermosa mineral claim in the month of October 2005. It is anticipated that the program will be completed by mid December 2005. A consulting geologist will be retained to review the work carried out on the property during the phase one of the exploration program and, to review, all past exploration data relating to the property. Based on his analysis of the information, he will prepare a geological report and make further recommendations on work to be undertaken on the property to further explore the property for the presence of significant mineralization.

The Company anticipates incurring approximately $39,000 for administrative expenses including accounting and audit costs ($12,000) legal fees ($9,000), rent and office costs ($5,000), computer costs ($3,000), telephone costs ($2,000), Edgar filings ($2,000) and general administrative costs ($6,000) over the next 12 months.

On July 8 2005, the Company filed an SB2 Registration Statement with The Security and Exchange Commission of the United States (SEC) in order to gain a reporting Status in the United States and in order to register its common stock. On September 1, 2005, the company received its effective status with the SEC becoming a fully reporting company in the United States.

The Company has retained a market maker to sponsor a 15c211 application with the National Association of Securities Dealers (NASD) in order to have its common shares posted for trading on the NASD Over the Counter Bulletin Board (OTC BB) upon approval of this application.

CRITICAL ACCOUNTING POLICIES

We have identified the policies outlined below as critical to our business operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Plan of Operations where such policies affect our reported and expected financial results. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Mineral Interest

Pursuant to SFAS No. 141 and SFAS No. 142, as amended by EITF 04-02, mineral interest associated with other than owned properties are classified as tangible assets. The mineral rights will be amortized using the units-of-production method when production at each project commences.

Going Concern

As reflected in the accompanying financial statements, the Company is in the exploration stage with no operations and has a negative cash flow from operations of $20,657 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. In addition, we will require additional funds to expand operations and for further exploration.

As reflected in the accompanying financial statements, we are in the exploration stage with limited operations. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4”” SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67,” SFAS No. 153, “Exchanges of Non-monetary Assets – an amendment of APB Opinion No. 29,” and SFAS No. 123 (revised 2004), “Share-Based Payment,” were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

Item 3. Controls and Procedures

Our management, which includes our Chief Executive Officer and our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the end of the period covered by this report based on such evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Report on Form 8-K

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of Chief Accounting Officer pursuant to U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

There were no reports filed on form 8K during the six months ending October 31, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Som Resources Inc.

/s/ “Eric Plexman”
Eric Plexman, Director

Date: December 8, 2005.