Form 10QSB
period 2006-01-31
Som Resources Inc.
filed 2006-03-13
CIK 1332042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2006.

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ________________________ to ________________________

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

_____________________________________________________________
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
☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,522,000 Shares of $0.001 par value Common Stock issued and outstanding as of
February 28, 2006.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended January 31, 2006 are not necessarily indicative of the results that can be expected for the year ending April 30, 2006.

SOM RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
FINANCIAL STATEMENTS
AS OF JANUARY 31, 2006
(UNAUDITED)

F-i

SOM RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	1	BALANCE SHEET AS OF JANUARY 31, 2006 (UNAUDITED)

PAGE	2	STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2006 AND FOR THE PERIOD FROM DECEMBER 13, 2004 (INCEPTION) TO JANUARY 31, 2006 (UNAUDITED)

PAGE	3	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM DECEMBER 13, 2004 (INCEPTION) TO JANUARY 31, 2006 (UNAUDITED)

PAGE	4	STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED JANUARY 31, 2006 AND FOR THE PERIOD FROM DECEMBER 13, 2004 (INCEPTION) TO JANUARY 31, 2006 (UNAUDITED)

PAGES	5 - 7	NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

F-ii

SOM RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
AS OF JANUARY 31, 2006
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$2,509
Prepaid expenses	1,696
Total Current Assets	4,205

MINERAL PROPERTY INTEREST, NET	3,000

TOTAL ASSETS	$7,205

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,888
Due to related party	2,000

TOTAL LIABILITIES	3,888

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 1,000,000 shares authorized
none issued and outstanding	-
Common stock, $0.001 par value, 69,000,000 shares authorized,
7,522,000 shares issued and outstanding	7,522
Additional paid-in capital	49,098
Accumulated deficit during exploration stage	(53,303)
Total Stockholders’ Equity	3,317

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,205

See accompanying notes to financial statements.

SOM RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)

			For the Period
			From
			December 13,
	For the Three	For the Nine	2004
	Months Ended	months Ended	(Inception) to
	January 31,	January 31,	January 31,
	2006	2006	2006

OPERATING EXPENSES
Exploration costs and expenses	$27,000	$27,000	$30,300
General and administrative	16	6,354	6,453
Listing and filing fees	1,614	3,485	3,485
Professional fees	5,016	11,188	13,601
Total Operating Expenses	33,646	48,027	53,839

LOSS FROM OPERATIONS	(33,646)	(48,027)	(53,839)

OTHER EXPENSE
Foreign currency translation gain (loss)	-	(91)	536

Provision for Income Taxes	-	-	-

NET LOSS	$(33,646)	$(48,118)	$(53,303)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares
outstanding during the period - basic and
diluted	7,522,000	7,521,935	7,413,468

See accompanying notes to financial statements.

SOM RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM DECEMBER 13, 2004 (INCEPTION) TO OCTOBER 31, 2005
(UNAUDITED)

				Accumulated
				Deficit
			Additional	During
	Common Stock		Paid-In	Exploration
	Shares	Amount	Capital	Stage	Total

Common stock issued to founders for cash
($0.001 per share)	6,520,000	$6,520	$-	$-	$6,520

Common Stock issued for cash ($0.05 per share)	996,000	996	48,804	-	49,800

Net loss for the period from December 13, 2004
(inception) to April 30, 2005	-	-	-	(5,185)	(5,185)

Balance, April 30, 2005	7,516,000	$7,516	$48,804	$(5,185)	$51,135

Common Stock issued for cash ($0.05 per share)	6,000	6	294	-	300

Net loss for the nine months ended January 31, 2006	-	-	-	(48,118)	(48,118)

BALANCE, JANUARY 31, 2006	7,522,000	$7,522	$49,098	$(53,303)	$3,317

See accompanying notes to financial statements.

SOM RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine	For the Period From
	months Ended	December 13, 2004
	January 31,	(Inception) to
	2006	January 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,118)	$(53,303)
Adjustments to reconcile net loss to net cash used in
operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(1,696)	(1,696)
Accounts payable	(525)	1,888

Net Cash Used In Operating Activities	(50,339)	(53,111)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mineral property interest	-	(3,000)
Net Cash Used In Investing Activities	-	(3,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	2,000	2,000
Proceeds from issuance of common stock	300	56,620
Net Cash Provided By Financing Activities	2,300	58,620

NET INCREASE (DECREASE) IN CASH	(48,039)	2,509

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD	50,548	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,509	$2,509

See accompanying notes to financial statements.

SOM RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2006
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

(E) Mineral Interest

Pursuant to SFAS No. 141 and SFAS No. 142, as amended by EITF 04-02, mineral interest associated with other than owned properties are classified as tangible assets. As of January 31, 2006, the Company had capitalized $3,000 related to the mineral property interest. The mineral property interest will be amortized using the units-of-production method when production at each project commences.

SOM RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2006
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

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of January 31, 2006, there were no dilutive securities outstanding.

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
JANUARY 31, 2006
(UNAUDITED)

an amendment of APB Opinion No. 29,” and SFAS No. 123 (revised 2004), “Share-Based Payment,” were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

(K) Foreign Currency Translation

The Company uses US dollars as its functional and reporting currency. The Company has gains arising as a result of translations of the Canadian funds deposits into US dollars. These gains were included in operations.

NOTE 2	ACQUISITION OF MINERAL PROPERTY INTEREST

On April 10, 2005, the Company acquired 100% interest in the one mineral claim known as the Hermosa Prospect Latitude located in the State of Nevada, USA, for a purchase price of $3,000. The Company received rights to all minerals contained in the Hermosa property.

NOTE 3	STOCKHOLDERS’ EQUITY

On March 31, 2005, the Company issued 6,520,000 shares of common stock to its founders for cash of $6,520 ($0.001 per share).

On April 30, 2005, the Company issued 996,000 shares of common stock to individuals for cash of $49,800 ($0.05 per share).

On May 2, 2005, the Company issued 6,000 shares of common stock to an individual for cash of $300 ($0.05 per share).

NOTE 4	RELATED PARTY

During the quarter ended January 31, 2006, the president advanced the Company $2,000. The advance is unsecured, non-interest bearing and has no specific terms of repayment.

SOM RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2006
(UNAUDITED)

NOTE 5	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the Exploration stage with no operations and has a negative cash flow from operations of $53,303 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

As of January 31, 2006 the Company had total assets of $ 7,205 consisting of $ 2,509 cash, $ 1,696 in prepaid expenses and net mineral rights of $ 3,000. This represents the Company’s present and only sources of liquidity.

The Company’s liabilities at January 31, 2006 totaled $ 3,888 consisting of $ 1,888 in accounts payables and accrued liabilities and $ 2,000 due to related parties.

For the three months period ending January 31, 2006 the Company generated no revenues and has incurred total operating expenses of $ 33,646 consisting of $ 27,000 in exploration costs and expenses, $ 16 in general and administrative expenses, $ 1,614 in listing and filing fees and $ 5,016 in professional fees.

For the nine month period ending January 31, 2006 the Company generated no revenues and has incurred total operating expenses of $ 48,027 consisting of $ 27,000 in exploration costs and expenses, $6,354 in general and administrative fees, $ 3,485 in listing and filing fees and $ 11,188 in professional fees. In addition the company incurred $ 91 in foreign currency transactions loss for a total net loss for the period of $48,118.

During the three month period ended January 31, 2006, the company completed the Phase 1 work program as recommended by William G. Timmins, P. Engineer in his report titled “Report on the Hermosa Project” dated February 20, 2005. The program consisted of VLF-EM surveying, geological mapping, trenching and sampling. Analyzed samples collected from the trenches, adits and excavated areas confirm the presence of Silver and Zinc mineralization. The mapping, prospecting and VLF-EM data indicate a general east-west trend with deposition of mineralization in the brecciated zones.

In view of the positive results obtained by the Phase 1 work program, William G. Timmins recommends that additional detail work, consisting of mapping and sampling, be carried out on the mineral claims.

The on-going negative cash flow from operations raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

The Company has not realized any revenues since inception, and for the nine month period ended January 31, 2006, and it is presently operating at an ongoing deficit. The Company does not anticipate earning revenues unless it enters into commercial production on the Hermosa mineral property.

During the thee month period ended January 31, 2006, the company completed the recommended Phase one exploration program on the claims and even though it has received positive results from the program, it can provide no assurance that it will eventually discover economic mineralization on the property, or if such minerals are discovered, that it will enter into commercial production.

The company does not have any funds to commence any additional exploration work on the Hermosa property. It will require additional funding in order to cover the anticipated professional fees and general administrative expenses and to proceed with the proposed phase two of the geological surveys on the property. The Company anticipates that additional funding will be required in the form of equity financing from the sale of the company’s common stock. However the Company cannot provide investors with any assurance that it will be able to secure sufficient funding from the sale of its common stock to fund the subsequent phase two of the exploration program. The Company believes that debt financing will not be an alternative for funding the complete exploration program. The Company does not have any arrangements in place for any future equity financings.

The Company’s plan of operation for the twelve months following the date of this report is to complete the recommended phase two exploration work on the Hermosa property consisting of a diamond drilling program, analyzing drilling results and compiling report. This work will be undertaken in early summer 2006. The Company anticipates that the phase two exploration program will cost approximately $91,000.

Further work on the company’s mineral claims would be dependent upon results of the phase two recommended exploration program.

To date, the Company does not have the funds to cover the costs to complete phase two of the exploration program.

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

The Company has retained a market maker to sponsor a 15c211 application with the National Association of Securities Dealers (NASD) in order to have its common shares posted for trading on the NASD Over the Counter Bulletin Board (OTC BB) upon approval of this application. On December 31, 2005, the company received approval for this application and, on this date, the shares of its common stock were posted for trading on the OTC BB under the trading symbol SOMR.OB.

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

Going Concern

As reflected in the accompanying financial statements, the Company is in the exploration stage with no operations and has a negative cash flow from operations of $53,111 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

There were no reports filed on form 8K during the nine months ending January 31, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Som Resources Inc.

/s/ “Eric Plexman”
Eric Plexman, Director

Date: March 14, 2006.