Form 10KSB
period 2006-04-30
Som Resources Inc.
filed 2006-08-04
CIK 1332042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2006
[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		For the transition period from [	] to [	]

Commission file number  333-126490

SOM RESOURCES INC.
(Name of small business issuer in its charter)

Nevada	47-0950123
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 Broadway, Suite 2400, Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  (303) 542-1906

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No [	]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.   Nil

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes ☒	No [	]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

4,480,571 common shares @ $8.25(1) = $36,964,710

(1) Average of bid and ask closing prices on July 24, 2006.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

8,180,571 common shares issued and outstanding as of July 24, 2006

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒.

PART I

Item 1.	Description of Business.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “ expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, and “SOM” mean SOM Resources Inc., unless the context clearly requires otherwise.

Corporate Overview

The address of our principal executive office is 1600 Broadway, Suite 2400, Denver, Colorado 80202. Our telephone number is (303) 542-1906.

Our common stock is quoted on the OTC Bulletin Board under the symbol “SOMR”.

Corporate History

We were incorporated in the State of Nevada on December 13, 2004 with authorized capital of 69,000,000 shares of common stock with a par value of $0.001 and 1,000,000 shares of preferred stock with a par value of $0.001.

We are an exploration stage company with limited prior business operations and no revenues.

From inception on December 13, 2004 to present, we have only conducted initial exploration on our Hermosa property, located 30 miles southwest of Las Vegas, Nevada and about five miles west of Goodsprings on the western slopes of the Spring Mountains in the Yellow Pine Mining District, Clark County, Nevada. We acquired a 100% interest in the Hermosa property from Multi Metal Mining Corp. of Las Vegas, Nevada.

Our objective is to conduct mineral exploration activities on the Hermosa property in order to assess whether it possesses economic reserves of gold and silver. We have not yet identified any economic mineralization on the Hermosa property. Our proposed exploration program is designed to search for an economic mineral deposit. Because of our limited operating history, you may not have adequate information on which you can base an evaluation of our business and prospects. We must raise cash in order to implement our plan and stay in business.

Subsequent to April 30, 2006, we acquired a 100% working interest and 75% net working interest in certain oil and gas properties located in Beauregard Parish, Louisiana, from Site Drilling Force Limited (BVI). To date, we have not commenced any exploration activities on the Beauregard Parish property.

Our Current Business

We are an exploration stage company. We are engaged in the acquisition and exploration of resource properties with a view to exploiting any mineral deposits and reserves we discover. We own a 100% beneficial interest in one mineral claim known as the Hermosa property. On June 15, 2006, we acquired a 100% working interest and 75% net revenue interest in certain oil and gas properties, located in Beauregard Parish, Louisiana, from Site Drilling Force Limited (BVI).

To date, we have only conducted initial exploration on our Hermosa Property and have not commenced any exploration activities on the Beauregard Parish property.

There is no assurance that a commercially viable mineral deposit or reserve exists on either the Hermosa property or the Beauregard Parish property.

Resource exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. We have only recently commenced the initial phase of exploration on the Hermosa property, and have yet to commence any exploration on the Beauregard Parish property. Once we have completed each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Our directors will make these decisions based upon the recommendations of the independent geologist who oversees the program and records the results.

Our plan of operation is to conduct exploration work on the Hermosa property in order to ascertain whether it possesses economic quantities of silver and gold and commence the initial phase of exploration on the Beauregard Parish property in accordance with available funds. There can be no assurance that an economic mineral deposit or reserve exists on either of the Hermosa property or the Beauregard Parish property until appropriate exploration work is completed.

Even if we complete our proposed exploration programs on the Hermosa property and the Beauregard Parish property, and we are successful in identifying a mineral deposit or reserve, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

There is no assurance that a commercially viable mineral deposit or reserve exist on any of our properties; further exploration is required before we can evaluate whether any exist and, if so, whether it would be economically and legally feasible to develop or exploit those resources. Even if we complete an exploration program and we are successful in identifying a mineral deposit or reserve, we would be required to spend substantial funds on further drilling and engineering studies before we could know whether such mineral deposit or reserve would constitute a commercially viable mineral deposit or reserve. Please refer to the section entitled “Risk Factors”, beginning at page 5 of this annual report on Form 10-KSB, for additional information about the risks of resource exploration.

Employees

As of July 24, 2006, we had no employees other than our sole director and officer.

We engage directors and contractors from time to time to supply work on specific corporate business and exploration programs.

Consultants are retained on the basis of ability and experience. Except as set forth above, there is no preliminary agreement or understanding existing or under contemplation by us (or any person acting on our behalf) concerning any aspect of our operations pursuant to which any person would be hired, compensated or paid a finder’s fee.

Competition

The resource industry is intensely competitive. Despite competition amongst resource producers, there is a strong market for any gold, silver, zinc, copper, oil or gas that may be removed from our properties. While it is unlikely that we will discover a mineral deposit or reserve on our properties, if we do, the value of such properties will be influenced by the market price for gold, silver, zinc, copper, oil and/or gas. These prices, to some degree, are influenced by the amount of gold, silver, zinc, copper, oil and/or gas sold by advanced resource companies.

In the resource exploration sector, our competitive position is insignificant. There are numerous resource exploration companies with substantially more capital and resources that are able to secure ownership of resource properties with a greater potential to host economic mineralization. We are not able to compete with such companies. Instead, we will focus on developing the Hermosa property and the Beauregard Parish property in the hope that sufficient resources will be found to justify our expenditures.

Compliance with Government Regulation

We are committed to complying and, to our knowledge, are in compliance with all governmental and environmental regulations. Permits from a variety of regulatory authorities are required for many aspects of mining and drilling operations and reclamation. We do not currently own or operate any mines nor operate any wells and are not required to comply with the requirements of these regulatory authorities. We cannot predict the extent to which these requirements will affect our company or our property if we identify the existence of resources in commercially exploitable quantities. In addition, future legislation and regulation could cause additional expense, capital expenditures, restrictions, and delays in the exploration of our property.

We are prepared to engage professionals, if necessary, to ensure regulatory compliance but in the near term expect our activities to require minimal regulatory oversight. If we expand the scope of our activities in the future it is reasonable to expect expenditures on compliance to rise.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

Risks Associated With Our Business

We have a limited operating history and as a result there is no assurance we can operate on a profitable basis.

We have a limited operating history and must be considered in the exploration stage. Our company's operations will be subject to all the risks inherent in the establishment of an exploration stage enterprise and the uncertainties arising from the absence of a significant operating history. Potential investors should be aware of the difficulties normally encountered by resource exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of our properties may not result in the discovery of mineral deposits or reserves. Problems such as unusual or unexpected formations of rock or land and other conditions are involved in resource exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial mineral deposits or reserves, we may decide to abandon our claims and acquire new claims for new exploration or cease operations. The acquisition of additional claims will be dependent upon us possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations. There can be no assurance that we will be able to operate on a profitable basis.

If we do not obtain additional financing, our business will fail and our investors could lose their investment.

We had cash in the amount of $372 and working capital deficit of $2,933 as of our year ended April 30, 2006. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our properties currently under lease and option. Any direct acquisition of the claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the properties. The requirements are substantial. We do not currently have any arrangements for additional financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for resources, investor acceptance of our properties and investor sentiment. These factors may negatively affect the timing, amount, terms or conditions of any additional financing available to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this annual report and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated in December 2004 and to date have been involved primarily in organizational activities and limited exploration activities. Before we are able to generate revenue, we will incur substantial operating and exploration expenditures. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to our year ended April 30, 2006 is $56,553. We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

Because of the speculative nature of the exploration of natural resource properties, there is substantial risk that this business will fail.

There is no assurance that any of the claims we explore or acquire will contain commercially exploitable mineral deposits or reserves. Exploration for natural resources is a speculative venture involving substantial risk. Hazards such as unusual or unexpected geological formations and other conditions often result in unsuccessful exploration efforts. We may also become subject to significant liability for pollution, cave-ins, blow-outs, leakage, fires or hazards, which we cannot insure or which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

If we cannot compete successfully for financing and for qualified managerial and technical employees, our exploration program may suffer.

Our competition in the resource industry includes large established companies with substantial capabilities and with greater financial and technical resources than we have. As a result of this competition, we may be unable to acquire additional financing on terms we consider acceptable. We also compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for financing or for qualified employees, our exploration program may be slowed down or suspended.

There are no known mineral deposits or reserves on our properties and we cannot guarantee that we will find any commercial quantities of mineral deposits or reserves.

We have not found any mineral deposits or reserves on our properties and there can be no assurance that any of the properties we are exploring contain commercial quantities of any mineral deposits or reserves. Even if we identify commercial quantities of mineral deposits or reserves in any of our properties, there can be no assurance that we will be able to exploit such mineral deposits or reserves or, if we are able to exploit them, that we will do so on a profitable basis.

If we are unable to hire and retain key personnel, we may not be able to implement our business plan.

Our success is largely dependent on our ability to hire highly qualified personnel. This is particularly true in highly technical businesses such as resource exploration. These individuals are in high demand and we may not be able to attract the personnel we need. In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel, or may lose such employees after they are hired. Failure to hire key personnel when needed, or on acceptable terms, would have a significant negative effect on our business.

Inability of our sole officer and director to devote sufficient time to the operation of the business may limit our company's success.

Presently our sole officer and director allocates only a portion of his time to the operation of our business. If the business requires more time for operations than anticipated or the business develops faster than anticipated, the officer and director may not be able to devote sufficient time to the operation of the business to ensure that it continues as a going concern. Even if the lack of management’s time is not fatal to our existence, it may result in limited growth and success of our business.

Our independent certified public accounting firm, in their Notes to the audited financial statements for the year ended April 30, 2006 states that there is a substantial doubt that we will be able to continue as a going concern.

Our independent certified public accounting firm, Webb & Company P.A., state in their Notes to the audited financial statements for the year ended April 30, 2006 that we have experienced significant losses since inception. Failure to arrange adequate financing on acceptable terms and to achieve profitability would have an adverse effect on our financial position, results of operations, cash flows and prospects. Accordingly, there is substantial doubt that we will be able to continue as a going concern.

Because the probability of a property ever having reserves is extremely remote, any funds spent on exploration will probably be lost.

The probability of a property ever having reserves is extremely remote. It is very likely that our properties do not contain any reserves. As such, any funds spent on exploration will probably be lost which will result in a loss of your investment.

We are subject to various government regulations and environmental concerns.

We are subject to various government and environmental regulations. Permits from a variety of regulatory authorities are required for many aspects of exploration, mining and drilling operations and reclamation. We cannot predict the extent to which future legislation and regulation could cause additional expense, capital expenditures, restrictions and delays in the development of our properties, including those with respect to unpatented mining claims and oil and gas wells.

Our activities are not only subject to extensive federal, state and local regulations controlling the exploration and mining and drilling operations with respect to our properties, but also the possible effects of such activities upon the environment. Future environmental legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development of our properties, the extent of which cannot be predicted. Also, as discussed above, permits from a variety of regulatory authorities are required for many aspects of mining and drilling operations and reclamation. In connection with environmental permitting, including the approval of reclamation plans, we must comply with known standards, existing laws and regulations that may entail greater or lesser costs and delays, depending on the nature of the activity to be permitted and how stringently the regulations are implemented by the permitting authority. We are not presently aware of any specific material environmental constraint affecting our properties that would preclude the economic development or operation of any specific property.

If we become more active on our properties, it is reasonable to expect that compliance with environmental regulations will increase our costs. Such compliance may include feasibility studies on the surface impact of the our proposed operations, costs associated with minimizing surface impact, water treatment and protection, reclamation activities, including rehabilitation of various sites, on-going efforts at alleviating the impact of exploration activities on wildlife, and permits or bonds as may be required to ensure our compliance with applicable regulations. It is possible that the costs and delays associated with such compliance could become so prohibitive that we may decide to not proceed with exploration, development, mining and/or drilling operations on any of our properties.

Due to the intense heat associated with the Nevada region, we may at times have to suspend our operations. Such heat, in combination with the other various risks associated with mining, could also result in various injuries/exhaustion to our employees, which may result in liability.

The region in which the Hermosa property is located averages 105 degrees in the summer months. Due to this intense heat, during these months we may have to suspend our operations. These working conditions may cause injuries, which could result in potential lawsuits. In addition, we may become subject to liability for such hazards independent of the heat associated with this region, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

Risks Associated with Our Common Stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the National Association of Securities Dealers. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

Other Risks

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of the risk factors before making an investment decision with respect to our common stock.

Item 2.	Description of Property.

Executive Offices

Our principal offices are located at 1600 Broadway, Suite 2400, Denver, Colorado 80202. Our telephone number at our principal office is (303) 542-1906. The 255 square foot space is leased for $1,500 per month for a 1 year term that commenced on May 15, 2006. We believe that our principal office is adequate for our needs. Until April 30, 2006, Eric Plexman, our President, provided us with minimal office space at no cost.

Properties

There is no assurance that a commercially viable mineral deposit or reserve exists on our properties, or that we will be able to identify any mineral deposit or reserve on our properties that can be developed profitably. Even if we do discover commercially exploitable levels of minerals or reserves on our properties, which is unlikely, there can be no assurance that we will be able to enter into commercial production of our properties.

We have not found any other properties either for staking or purchasing but will seek such properties during the next year to diversify our holdings. Any staking and/or purchasing of properties may involve the issuance of substantial blocks of our shares.

The Hermosa Property, Nevada

Acquisition and Location

On April 10, 2005, we entered into a mineral purchase and sale agreement with Multi Metal Mining Corp., a private company owned by Larry Sostad, whereby Mr. Sostad sold to us a 100% undivided right title and interest in one mineral claim located in the Yellow Pine Mining District of Clark County, Nevada. We acquired the interest in the Hermosa mineral claim by paying $3,000 to Multi Metal Mining Corp.

The Hermosa property consists of approximately 20 acres and is situated in the Yellow Pine Mining District, Clark County, Nevada, thirty miles southwest of Las Vegas, Nevada and about five miles west of Goodsprings on the western slopes of the Spring Mountains.

The property lies in a region of moderate rolling hills with local incised narrow canyons. Elevations locally range from 3200 feet to 4300 feet above sea level. The area is typically desert with relatively high temperatures, low precipitation, and vegetation consisting mainly of desert shrubs and cactus. Sources of water would be available from valley wells.

Title

A “mineral claim” refers to a specific section of land over which a titleholder owns rights to explore the ground and subsurface, and extract minerals. The Hermosa property consists of one unpatented lode mineral claim measuring 20 acres of land. Title to the Hermosa property is registered in the name of Multi Metal Mining Corp.

The claims location notices are recorded at the office of the Clark County recorder in Las Vegas, Nevada in File 078, Book 20040922, Page 0033, Instrument 0005258. The Hermosa mineral claim was recorded on September 22, 2004 and will expire on September 30, 2006.

The conditions to be met to keep the mineral claim in good standing is to pay, prior to the expiration date, an annual maintenance fee of $100 to the Bureau of Land Management. The claim may also be kept in good standing by recording with the Bureau of Land Management any geological work program that may be undertaken by us on the property. We plan to keep the claim in good standing for the next year by executing the annual fee payment of $100 to the Bureau of Land Management

History

The Hermosa property was originally staked in 1890. Two adits were later excavated as well as several test pits. An adit is an opening driven horizontally into a side of a hill or mountain in order to access rock within.

The property was again staked in 1982 and re-staked in October of 2004.

Property Geology

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

Geological Assessment Report

We retained Mr. W. G. Timmins, a professional geologist, to complete an evaluation of the Hermosa property and to prepare a geology report on the claim.

Based on his review, Mr. Timmins concludes that the Hermosa property warrants further exploration due to the geochemistry and inferred geological continuity, as well as the lack of previous exploration.

Mr. Timmins recommends an initial exploration program consisting of two phases. The first phase would consist of geological mapping, magnetometer survey, trenching and sampling in areas of exposed mineralization. Geological mapping involves plotting previous exploration data relating to a property on a map in order to determine the best property locations to conduct subsequent exploration work.

Magnetometer surveys involve searching for changes in the magnetic field over property areas. Magnetic anomalies may be a result of accumulations of certain magnetic rocks such as phrhotite, hematite and magnetite. These rock types are often found alongside base metals such as copper, zinc and nickel, or precious metals such as gold and silver.

Trenching involves removing surface soil using a backhoe or bulldozer. Samples are then taken from the bedrock below and analysed for mineral content.

Sampling consists of gathering rock or soil samples from property areas with the most potential to host economically significant mineralization that appear to contain precious metals such as gold and silver, or industrial metals such as copper and nickel. All samples gathered will be sent to a laboratory where they are crushed and analysed for metal content.

During the three month period ended January 31, 2006, we completed the Phase One work program as recommended by William G. Timmins, P. Engineer in his report titled “Report on the Hermosa Project” dated February 20, 2005. The program consisted of VLF-EM surveying, geological mapping, trenching and sampling. Analyzed samples collected from the trenches, adits and excavated areas confirm the presence of silver and zinc mineralization. The mapping, prospecting and VLF-EM data indicate a general east-west trend with deposition of mineralization in the brecciated zones.

In view of the positive results obtained by the Phase One work program, William G. Timmins recommends that additional detail work, consisting of mapping and sampling, be carried out on the mineral claims.

Accessibility

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

Infrastructure

There is no power source located on the Hermosa Property. We will need to use portable generators if we require a power source for the exploration of the property.

Budget

We anticipate costs of approximately $91,000 to carry out the second phase of the exploration program. In order to proceed with the Phase Two exploration program we will need to raise additional capital as we plan to dedicate all available funds to the exploration and development of the Beauregard Parish property. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund the second phase of the exploration program.

We intend to retain William Timmins, a professional geologist, to undertake the proposed exploration on the Hermosa Property given his familiarity with the property area. We do not have any verbal or written agreement regarding the retention of Mr. Timmins for this exploration program, though he has indicated that if he is available, he is prepared to provide his services. Mr. Timmins will provide us with the potential costs for compliance and environmental costs when he prepares his report.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the United States generally, and in Nevada specifically.

We will have to sustain the cost of reclamation and environmental mediation for all exploration work undertaken. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the currently planned work programs. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potentially economic deposit is discovered.

If we enter into production, the cost of complying with permits and regulatory environmental laws will be greater than in the exploration phases because the impact on the project area is greater. Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

–	Water discharge will have to meet water standards;
–	Dust generation will have to be minimal or otherwise re-mediated;
–	Dumping of material on the surface will have to be re-contoured and re-vegetated;
–	An assessment of all material to be left on the surface will need to be environmentally benign;
–	Ground water will have to be monitored for any potential contaminants;
–	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and
–	There will have to be an impact report of the work on the local fauna and flora.

Miocene and Wilcox Prospects, Beauregard Parish, Louisiana

Acquisition and Location

On June 15, 2006, we acquired a 100% working interest and 75% net revenue interest in certain oil and gas properties, located in Beauregard Parish, Louisiana, from Site Drilling Force Limited (BVI). The purchase price was $2,000,000 in cash. The purchase involved the acquisition of two prospects, namely the Wilcox Prospect 105 and the Miocene Prospect 101. These prospects are comprised of 32 leases totalling 1,224 gross acres (1,209 net acres). The leases all have three-year terms, with the expiration dates ranging from November of 2008 to March of 2009.

Miocene Prospect 101

History and Property Geology

The Miocene Prospect 101 is a simple 263-acre shallow Miocene bright spot found on a recently acquired 65 square mile 3D seismic program. The prospect target depth is only 2,750 feet. The Miocene at this depth is at the transition between fresh and salt water. According to a report by Kevin B. Hill of Hill Geophysical Consulting, many fields have been found on similar bright spots in the Miocene along the upper Gulf Coast basin. The recent discoveries have analogous seismic signatures to the bright spot seen on the 3D seismic data set of this prospect. Miocene wells typically produce gas over a large range of volumes from as little as 250 MCF to 3 MMCF per day. This area of Beauregard Parish has numerous pipelines to transport gas.

According to a report by Netherland Sewell and Associates dated February 2006, the un-risked gross prospective resources of the Miocene Prospect 101 could reach up 1,204 MBBL of oil and 3,016 MMCF of gas.

Budget

We are currently engaged in preparing a detailed budget for the drilling of this prospect. The prospect requires the drilling of 2,750 feet well. According to a report on this prospect written by Kevin B. Hill of Hill Geophysical Consulting, the cost of drilling and completing a well to 2,750 feet could be less than $1,000,000.

We have not commenced any drilling on the land at present and will not do so until we raise significant additional capital. We anticipate the cost of drilling, completing, and producing the well(s) to be relatively inexpensive, however, we will need to raise additional capital. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund the second phase of the exploration program. We do not have any arrangements in place for any future equity financing.

Wilcox Prospect 105,

History and Property Geology

The Wilcox Prospect 105 was found using 65 square miles of 3D seismic data. According to Kevin B. Hill of Hill Geophysical Consulting, the potential structural trap coupled with the amplitude response makes this a moderate risk prospect that is very attractive. One-and-a-half miles to the east of the prospect is a Wilcox well drilled prior to the 3D seismic data which has multiple sands in the upper Wilcox formation. Sand quality is good, and oil shows from log analysis were found in the sands. Attempts to make an economic completion of that well were unsuccessful. The 3D seismic data clearly shows that the well is on the flank and just outside of a 3-way, faulted structural closure. The proposed drilling location should encounter the prospective sands over 250 feet higher than the show well. The Wilcox Prospect 105 is analogous to the nearby production from the Wilcox sand interval.

According to Kevin B. Hill of Hill Geophysical Consulting, the 3D seismic data exhibits minor amplitude changes on the crest of the structure. AVO modeling and analysis suggests that productive Wilcox sands should have lower reflectivity than non-productive sands. The Wilcox reflectors on the crest of the structure dim slightly in relation to the reflectors at the show well. This amplitude change on the structure, coupled with the presence of good, thick sands with oil shows in the down-dip well, elevates the chance of success for this well.

According to a report by Netherland Sewell and Associates dated February 2006, the un-risked gross prospective resources of the Wilcox Prospect 105 could reach up 13,390 MBBL of oil and 17,596 MMCF of gas.

There are numerous gas pipelines in the area that can take any gas product that this well may produce.

Budget

The Wilcox Prospect 105 requires a 14,200 foot test well. We are currently engaged in preparing a detailed budget for the drilling of this prospect. We have not commenced any drilling on the land at present and will not do so until we raise significant additional capital. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund the second phase of the exploration program. We do not have any arrangements in place for any future equity financing.

Item 3.	Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.	Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Our Common stock is quoted on the OTC Bulletin Board under the Symbol “SOMR”. We received approval on January 23, 2006 for trading under the symbol “SOMR”.

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board
Quarter Ended(1)	High	Low
April 30, 2006	$10.00	$4.00
January 31, 2006	$n/a	$n/a

(1)	Our common stock received approval for quotation on January 23, 2006. The first trade occurred June 1, 2006.

On July 24, 2006, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $8.00.

As of July 24, 2006, there were 34 holders of record of our common stock. As of such date, 8,180,571 common shares were issued and outstanding.

Our common shares are issued in registered form. Empire Stock Transfer Inc., 7251 West Lake Mead Boulevard, Suite 300, Las Vegas, Nevada 89128-8351 (Telephone: (775) 562-4091; Facsimile: (775) 974-1444) is the registrar and transfer agent for our common shares.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

On June 13, 2006, we closed a private placement of 658,571 Units for gross proceeds of $2,205,000. Each Unit consists of one common share and one common share purchase warrant. Each common share purchase warrant is exercisable into one common share at a price of $10.50 per warrant share for a period of twenty-four months.

We issued all of the 658,571 common shares to a non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Equity Compensation Plan Information

We currently do not have an equity compensation plan.

Item 6.	Plan of Operation.

Overview

You should read the following discussion of our financial condition and results of operations together with the consolidated audited financial statements and the notes to consolidated audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Plan of Operations

We are an exploration stage company that has not generated or realized any revenues from our business operations.

We are an exploration company and we will be structuring our acquisitions of resource rights so that individual properties can be optioned for exploration and subsequently acquired at reasonable cost if justified by exploration results. Properties which we determine do not warrant further exploration or development expenditures are divested, typically without further financial obligation to us. Although we believe that our exploration properties may contain significant mineral deposits and reserves, our analysis of most of these properties is at a preliminary stage and some or all of the properties may not advance to a development stage. The activities performed to date at these properties often have involved the analysis of data from previous exploration efforts by others, supplemented by our own exploration programs.

There is no assurance that a commercially viable mineral deposit or reserve exists on any of our properties, or that we will be able to identify any mineral deposits or reserves on any of these properties that can be developed profitably. Even if we do discover commercially exploitable levels of mineral deposits or reserves on any of our properties, which is unlikely, there can be no assurance that we will be able to enter into commercial production of our properties.

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next twelve-month period.

Personnel Plan

We do not anticipate any significant changes in the number of employees during the next twelve-month period.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through the issuance of common stock, although we may use shareholder loans, advances from related parties, or borrowing in the future.

At April 30, 2006, we had a working capital deficit of $2,933 compared to working capital of $48,135 as at April 30, 2005.

At April 30, 2006, our total current assets were $372, which consist of cash, compared to total current assets of $50,548 as at April 30, 2005.

At April 30, 2006, our total current liabilities were $3,305 compared to total current liabilities of $2,413 as at April 30, 2005.

At April 30, 2006, we had cash on hand of $372 compared to $50,548 as at April 30, 2005.

For the year ended April 30, 2006, we posted a net loss of $51,368 compared to $5,185 for the period from inception to April 30, 2005. Since incorporation, we have posted a net loss of $56,553. The principal components of the loss for the year ended April 30, 2006 were professional fees, exploration costs and expenses, general and administrative and listing and filing fees.

For the year ended April 30, 2006, we incurred operating expenses of $51,368 compared to $5,812 for the period from incorporation to April 30, 2005.

Subsequent to April 30, 2006, we closed a private placement of 658,571 Units for gross proceeds of $2,205,000. Each Unit consists of one common share and one common share purchase warrant. Each common share purchase warrant is exercisable into one common share at a price of $10.50 per warrant share for a period of twenty-four months. The proceeds have been used for the purchase of our oil and gas properties in Louisiana and the balance will be used for working capital.

Cash Requirements

We will require additional funds to implement our growth strategy in exploration operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Going Concern

Due to our being an exploration stage company and not having generated revenues, in the Audit Report by our Independent Registered Public Accounting Firm for the year ended April 30, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have historically incurred losses, and through April 30, 2006 have incurred losses of $56,553 since our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

The continuation of our business is dependent upon obtaining further financing and achieving a break even or profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to either (i) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (ii) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

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

Translation of Foreign Currency

The functional currency and the reporting currency is the United States Dollar. We have gains arising as a result of translations of the Canadian funds deposits into US dollars. These gains were included in operations.

Mining Properties and Exploration Costs

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141 and SFAS No. 142, as amended by EITF 04-02, mineral interest associated with other than owned properties are classified as tangible assets. As of April 30, 2006, we had capitalized $3,000 related to the mineral property interest. The mineral property interest will be amortized using the units-of-production method when production at each project commences.

Recently Issued Accounting Standards

SFAS No. 156, Accounting for Servicing of Financial Assets, SFAS No. 155 Accounting for Certain Hybrid Financial Instruments, SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4” SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67,” SFAS No. 153, “Exchanges of Non-monetary Assets – an amendment of APB Opinion No. 29,” and SFAS No. 123 (revised 2004), “Share-Based Payment,” were recently issued. SFAS No. 151, 152, 153, 154, 155 and 123 (revised 2004) have no current applicability to our company and have no effect on the financial statements.

Item 7.	Financial Statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Changes in Stockholders' Equity

Statements of Cash Flows

Notes to the Consolidated Financial Statements

- F1-

SOM RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF APRIL 30, 2006

- F2-

SOM RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	2	BALANCE SHEET AS OF APRIL 30, 2006

PAGE	3	STATEMENTS OF OPERATIONS FOR THE YEAR ENDED APRIL 30, 2006, FOR THE PERIOD FROM DECEMBER 13, 2004 (INCEPTION) TO APRIL 30, 2005 AND FOR THE PERIOD FROM DECEMBER 13, 2004 (INCEPTION) TO APRIL 30, 2006

PAGE	4	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM DECEMBER 13, 2004 (INCEPTION) TO APRIL 30, 2006

PAGE	5	STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED APRIL 30, 2006, FOR THE PERIOD FROM DECEMBER 13, 2004 (INCEPTION) TO APRIL 30, 2005 AND FOR THE PERIOD FROM DECEMBER 13, 2004 (INCEPTION) TO APRIL 30, 2006

PAGES	6 - 9	NOTES TO FINANCIAL STATEMENTS

- F3-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Som Resources, Inc.

We have audited the accompanying balance sheet of Som Resources, Inc. as of April 30, 2006, and the related statements of operations, changes in stockholders’ equity and cash flows for the for the year ended April 30, 2006, for the period from December 13, 2004 (inception) to April 30, 2005 and for the period from December 13, 2004 (inception) to April 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Som Resources, Inc. as of April 30, 2006 and the results of its operations and its cash flows for the year ended April 30, 2006, for the period from December 13, 2004 (inception) to April 30, 2005 and for the period from December 13, 2004 (inception) to April 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has had net losses from inception of $56,553, a negative cash flow from operations from inception of $55,248 and a working capital deficiency of $2,933. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Boynton Beach, Florida

July 7, 2006

- F4-

SOM RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEET

AS OF APRIL 30, 2006

(Expressed in U.S. Dollars)

ASSETS

CURRENT ASSETS
Cash	$372
Total Current Assets	372

MINERAL PROPERTY INTEREST	3,000

TOTAL ASSETS	$3,372

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,305
Advance from related party	2,000

TOTAL LIABILITIES	3,305

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 1,000,000 shares authorized none issued and outstanding	-
Common stock, $0.001 par value, 69,000,000 shares authorized, 7,522,000 shares issued and outstanding	7,522
Additional paid-in capital	49,098
Accumulated deficit during exploration stage	(56,553)
Total Stockholders’ Equity	67

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,372

See accompanying notes to financial statements.

- F5-

SOM RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

	For the Year Ended April 30, 2006	For the Period from December 13, 2004 (Inception) to April 30, 2005	For the Period from December 13, 2004 (Inception) to April 30, 2006

OPERATING EXPENSES
Exploration costs and expenses	$27,000	$3,300	$30,300
General and administrative	6,388	99	6,487
Listing and filing fees	3,767	-	3,767
Professional fees	14,210	2,413	16,623
Total Operating Expenses	51,365	5,812	57,177

LOSS FROM OPERATIONS	(51,365)	(5,812)	(57,177)

OTHER INCOME (EXPENSE)
Foreign currency translation gain (loss)	(3)	627	624

LOSS BEFORE INCOME TAXES	(51,368)	(5,185)	(56,553)

Provision for Income Taxes	-	-	-

NET LOSS	$(51,368)	$(5,185)	$(56,553)

Net loss per share - basic and diluted	$-	$-	$-

Weighted average number of shares outstanding during the period - basic and diluted	7,521,967	6,664,900	7,445,868

See accompanying notes to financial statements.

- F6-

SOM RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM DECEMBER 13, 2004 (INCEPTION) TO APRIL 30, 2006

(Expressed in U.S. Dollars)

	Preferred Stock		Common Stock	Additional Paid-In	Accumulated Deficit During Exploration
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Common stock issued to founders for cash ($0.001 per share)	-	$-	6,520,000	$6,520	$-	$-	$6,520

Common stock issued for cash ($0.05 per share)	-	-	996,000	996	48,804	-	49,800

Net loss for the period from December 13, 2004 (inception) to April 30, 2005	-	-	-	-	-	(5,185)	(5,185)

Balance, April 30, 2005	-	-	7,516,000	7,516	48,804	(5,185)	51,135

Common stock issued for cash ($0.05 per share)	-	-	6,000	6	294	-	300

Net loss for the year ended April 30, 2006	-	-	-	-	-	(51,368)	(51,368)

BALANCE, APRIL 30, 2006	-	$-	7,522,000	$7,522	$49,098	$(56,553)	$67

See accompanying notes to financial statements.

- F7-

SOM RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

	For the Year Ended April 30, 2006	For the Period from December 13, 2004 (Inception) to April 30, 2005	For the Period from December 13, 2004 (Inception) to April 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(51,368)	$(5,185)	$(56,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	(1,108)	2,413	1,305
Net Cash Used In Operating Activities	(52,476)	(2,772)	(55,248)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mineral property interest	-	(3,000)	(3,000)
Net Cash Used In Investing Activities	-	(3,000)	(3,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	2,000	-	2,000
Proceeds from issuance of common stock	300	56,320	56,620
Net Cash Provided By Financing Activities	2,300	56,320	58,620

NET INCREASE (DECREASE) IN CASH	(50,176)	50,548	372

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,548	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$372	$50,548	$372

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-	$-

Cash paid for taxes	$-	$-	$-

See accompanying notes to financial statements.

- F8 -

SOM RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2006

(Expressed in U.S. Dollars)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Som Resources, Inc. (an exploration stage company) (the “Company”) was incorporated under the laws of the State of Nevada on December 13, 2004 with a fiscal year-end of April 30. The Company is a natural resource exploration company with an objective of acquiring, exploring and if warranted and feasible, developing natural resource properties. Activities during the exploration stage include developing the business plan and raising capital.

(B) Use of Estimates

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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(D) Mineral Interest

Pursuant to SFAS No. 141 and SFAS No. 142, as amended by EITF 04-02, mineral interest associated with other than owned properties are classified as tangible assets. As of April 30, 2006, the Company had capitalized $3,000 related to the mineral property interest. The mineral property interest will be amortized using the units-of-production method when production at each project commences.

(E) Long-Lived Assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using

- F9 -

SOM RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2006

(Expressed in U.S. Dollars)

undiscounted net cash flows related to the long-lived assets.

(F) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of April 30, 2006, the Company had a net operating loss carryforward of approximately $56,553 available to offset future taxable income through 2026. The valuation allowance at April 30, 2006 was $19,228. The net change in the valuation allowance for the period ended April 30, 2006 was an increase of $15,702.

(G) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of April 30, 2006 and 2005, there were no common share equivalents outstanding.

(H) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(I) Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 156, Accounting for Servicing of Financial Assets, SFAS No. 155 Accounting for Certain Hybrid Financial Instruments, SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4” SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67,” SFAS No. 153, “Exchanges of Non-monetary Assets – an amendment of APB Opinion No. 29,” and SFAS No. 123R (revised 2004), “Share-Based Payment,” were recently issued. SFAS No. 151, 152, 153, 154, 155 and 123R (revised 2004) have no current applicability to the Company and have no effect on the financial statements.

- F10 -

SOM RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2006

(Expressed in U.S. Dollars)

(J) Foreign Currency Translation

The Company uses US dollars as its functional and reporting currency. The Company has gains arising as a result of translations of the Canadian funds deposits into US dollars. These gains were included in operations.

(K) Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. At April 30, 2006 and 2005, the Company had no amounts, in excess of FDIC insurance limits.

At April 30, 2006, the Company had total cash of $1,644 in a Canadian bank which is uninsured.

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

During the year ended April 30, 2006, the president of the Company advanced the Company $2,000. The advance is unsecured, non-interest bearing and has no specific terms of repayment.

NOTE 5	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the exploration stage and has negative working capital of $2,933, has had net losses from inception of $56,553 and negative cash flows from operations of $55,248. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to

- F11 -

SOM RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2006

(Expressed in U.S. Dollars)

raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding (see Note 6) and implement its strategic plans (see Note 6) provide the opportunity for the Company to continue as a going concern.

NOTE 6	SUBSEQUENT EVENTS

On June 13, 2006, the Company closed a private placement of 658,571 units for gross proceeds of $2,205,000. Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant is exercisable into one common share at a price of $10.50 per warrant for a period of 24 months.

On June 15, 2006, Som Resources, Inc. acquired a 100% working interest and 75% net revenue interest in certain oil and gas properties located in Louisiana. The purchase price was $2,000,000 in cash. The purchase involved the acquisition of 32 leases totaling 1,224 gross acres. The leases all have three year terms with expiration dates ranging from November of 2008 to March of 2009.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being April 30, 2006. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief financial officer. Based upon that evaluation, our company's president and chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

As at July 24, 2006, our sole director and executive officer, their age, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Johannes T. Petersen	President, Treasurer, Secretary and Director	33	May 15, 2006

Business Experience

The following is a brief account of the education and business experience of our sole director and executive officer during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which he was employed.

Johannes T. Petersen

Mr. Petersen was appointed as President, Treasurer, Secretary and a director on May 15, 2006.

Mr. Petersen holds a BSc. in Economics from Universidad del Pacifico (Peru) and an MBA degree from the London

Business School (UK). He has gained experience from multiple managerial and directorship positions with a diverse group of public and private companies. Since completing his business school studies, Mr. Petersen gained business development and business planning experience with an emphasis in the resources industry. He has worked in business planning for diamond, gold and oil and gas exploration projects and has also covered several functions within the financial services industry, ranging from fixed income to currency trading.

Mr. Petersen currently sits on the board of directors of Tiger Oil & Gas Corporation Ltd, a private UK company of which he was a founder, Century Petroleum Corp., a private U.S. company of which he was a founder, Hainan Mining Corporation Ltd., a private UK company of which he was a founder, and Dragon Gold Resources Inc., a U.S. public company listed on the OTC BB of which he is also Chief Executive Officer.

Mr. Petersen formerly worked in Lima, Peru for the following companies: Peru Scan Trading, Credibolsa SAB, Banco de Credito del Peru and CONASEV (Peruvian equivalent of the SEC).

Committees of the Board

Audit Committee

We do not have an Audit Committee, our sole director performs the functions of an Audit Committee. The current size of our board of directors does not facilitate the establishment of a separate committee.

Nominating Committee

We do not have a Nominating Committee, our sole director performs the functions of a Nominating Committee and oversees the process by which individuals may be nominated to our board of directors.

The current size of our board of directors does not facilitate the establishment of a separate committee. We hope to establish a separate Nominating Committee consisting of independent directors, if the number of our directors is expanded.

Compensation Committee

We do not have a compensation committee.

Significant Employees

We currently do not have any significant employees.

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

Our sole director and executive officer, promoters or control persons have not been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Code of Ethics

Our board of directors have not yet established a Code of Ethics and Business Conduct.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of the audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B.

We believe that our sole director is capable of analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of the issues reasonably expected to be raised by our company. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended April 30, 2006, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 10.	Executive Compensation.

The following table provides certain summary information concerning the compensation earned by our President and each of our three other most highly compensated executive officers whose aggregate salary and bonus for the fiscal year ended April 30, 2006 was in excess of $100,000.

Long Term Compensation
		Annual Compensation			Awards		Pay- outs
Name and Principal Position	Fiscal Year Ended	Salary	Bonus	Other Annual Compen- sation	Securities Underlying Options/ SAR's Granted	Restricted Stock Awards	LTIP Pay- outs	All Other Compen- sation
Johannes T. Petersen(1) President, Treasurer and Secretary	2006 2005	$Nil $Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Eric John Plexman(2) former President, and Chief Executive Officer	2006 2005	$Nil $Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Gary Fife(3) former Chief Financial Officer and Treasurer	2006 2005	$Nil $Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Mr. Petersen was appointed President, Treasurer and Secretary on May 15, 2006.
(2)	Mr. Plexman resigned as an officer and director on May 15, 2006.
(3)	Mr. Fife resigned as an officer and director on May 15, 2006.

Stock Options and Stock Appreciation Rights

From the date of inception to April 30, 2006, we did not grant any stock options or stock appreciation rights to any of our directors or officers and there were no stock options or stock appreciation rights outstanding on April 30, 2006.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to April 30, 2006.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Employment Contracts and Termination of Employment and Change in Control Arrangements

We have not entered into any employment agreement or consulting agreement with our sole director and executive officer.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Item 11.	Security Ownership of Certain Beneficial Owners and Management.

As of July 24, 2006, there were 8,180,571 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock. The number of shares beneficially owned is determined under rules of the Securities and Exchange Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and any shares which the individual has the right to acquire within 60 days of July 24, 2006 through the exercise of any stock option or other right. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)

Johannes Petersen 3A North Road London, England N6 4BD	3,700,000 common shares	45.2%
Banque SCS Alliance Route de Chancy, Case Postale 64 CH-1211 Geneve 6, Switzerland	1,317,142 common shares(2)	16.1%
Brown Brothers Harriman & Co. 140 Broadway New York, NY 10005	1,340,000 common shares	16.4%
Directors and Officers as a group (1 person)	3,700,000 common shares	45.2%
(1)

Based on 8,180,571 shares of common stock issued and outstanding as of July 24, 2006. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for the purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

(2)	Includes 658,571 common shares issuable upon the exercise of 658,571 share purchase warrants, at an exercise price of $10.50 per share, on or before June 13, 2008.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

Item 12.	Certain Relationships and Related Transactions.

We have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Item 13.	Exhibits

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on July 8, 2005).
3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on July 8, 2005).

(10)	Material Contracts
10.1	Purchase and Sale Agreement dated April 10, 2005 between our company and Multi Metal Mining Corp. (incorporated by reference from our Form SB-2 Registration Statement, filed on July 8, 2005).
10.2	Asset Purchase Agreement dated June 15, 2006 between our company and Site Drilling Force Limited (BVI) (incorporated by reference from our Current Report on Form 8-K, filed on June 20, 2006).
(31)	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Johannes T. Petersen.
(32)	906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Johannes T. Petersen.

*Filed herewith

Item 14.	Principal Accountant Fees and Services

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended April 30, 2006 and April 30, 2005:

Services	2006	2005
Audit fees	$14,210	$2,413
Tax fees	$ Nil	$ Nil
All other fees	$ Nil	$ Nil

Total fees	$14,210	$2,413

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Webb Company, P.A. for the fiscal years ended April 2006 and 2005 in connection with statutory and regulatory filings or engagements.

Tax Fees. Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

We do not use Webb & Company, P.A. for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Webb & Company, P.A to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Webb & Company, P.A. is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee (the functions of which are performed by our sole director); or
•

entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

Our sole director pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our sole director either before or after the respective services were rendered.

Our sole director has considered the nature and amount of fees billed by Webb & Company, P.A. and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Webb & Company, P.A.’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOM RESOURCES INC.

By: /s/ Johannes T. Petersen

Johannes T. Petersen

President, Treasurer, Secretary and Director

Principal Executive Officer, Principal Accounting

Office and Principal Financial Officer

Date: August 4, 2006.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Johannes T. Petersen

Johannes T. Petersen

President, Treasurer, Secretary and Director

Principal Executive Officer, Principal Accounting

Office and Principal Financial Officer

Date: August 4, 2006.