Form 10QSB
period 2006-07-31
Century Petroleum Corp.
filed 2006-09-19
CIK 1332042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended July 31, 2006
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from [ ]	to [	]

Commission file number  333-126490

CENTURY PETROLEUM CORP.
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

Yes ☒	No [	]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes ☐	No [X ]

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

57,263,997 common shares issued and outstanding as of September 13, 2006

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒.

Item 1.	Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to the Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholder’s equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2006 are not necessarily indicative of the results that can be expected for the year ending April 30, 2007.

Century Petroleum Corp.

(formerly Som Resources, Inc.)

(An Exploration Stage Company)

3

Century Petroleum Corp.

(formerly Som Resources, Inc.)

(An Exploration Stage Company)

Balance Sheet

(Expressed in US dollars)

(unaudited)

July 31, 2006

ASSETS

Current Assets

Cash	191,774

Total Current Assets	191,774

Mineral Property Interest	3,000
Oil and Gas Interest (full cost method) (Note 3)	2,000,000

Total Assets	2,194,774

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	6,384
Accrued liabilities	6,984
Due to related party (Note 5(a))	3,950

Total Liabilities	17,318

Stockholders’ Equity

Preferred Stock, 7,000,000 shares authorized, $0.001 par value none issued and outstanding	–

Common Stock, 483,000,000 shares authorized, $0.001 par value 57,263,997 shares issued and outstanding	57,264

Additional Paid-in Capital	2,204,356

Deficit Accumulated During the Exploration Stage	(84,164)

Total Stockholders’ Equity	2,177,456

Total Liabilities and Stockholders’ Equity	2,194,774

(The Accompanying Notes are an Integral Part of These Financial Statements)

Century Petroleum Corp.

(formerly Som Resources, Inc.)

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the Three Months Ended	For the Three Months Ended	Accumulated From December 13, 2004 (Date of Inception)
	July 31,	July 31,	to July 31,
	2006	2005	2006
	$	$	$

Revenue	–	–	–

Expenses

Consulting (Note 5(b))	10,000	–	10,000
Exploration costs and expenses	–	–	30,300
General and administrative	2,412	4,165	12,666
Professional fees	16,227	3,113	32,850

Total Operating Expenses	28,639	7,278	85,816

Operating Loss	(28,639)	(7,278)	(85,816)

Other Income (Expenses)

Foreign exchange gain (loss)	99	(91)	723
Interest income	929	–	929

Total Other Income (Expenses)	1,028	(91)	1,652

Loss Before Income Taxes	(27,611)	(7,369)	(84,164)

Provision for Income Taxes	–	–	–

Net Loss	(27,611)	(7,369)	(84,164)

Net Loss Per Share – Basic and Diluted	–	–

Weighted Average Number of Shares Outstanding	55,059,216	52,653,538

(The Accompanying Notes are an Integral Part of These Financial Statements)

Century Petroleum Corp.

(formerly Som Resources Inc.)

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	For the Three Months Ended July 31, 2006 $	For the Three Months Ended July 31, 2005 $	Accumulated From December 13, 2004 (Date of Inception) to July 31, 2006 $

Operating Activities

Net loss	(27,611)	(7,369)	(84,164)

Adjustments to reconcile net loss to cash used in operating activities:

Change in operating assets and liabilities:
Prepaid expenses	–	(4,633)	–
Accounts payable	12,063	(2,093)	13,368

Net Cash Used in Operating Activities	(15,548)	(14,095)	(70,796)

Investing Activities

Purchase of mineral property interest	–	–	(3,000)
Purchase of oil and gas interest	(2,000,000)	–	(2,000,000)

Net Cash Used in Investing Activities	(2,000,000)	–	(2,003,000)

Financing Activities

Advances from related party	1,950	–	3,950
Proceeds from issuance of common stock	2,205,000	300	2,261,620

Net Cash Provided by Financing Activities	2,206,950	300	2,265,570

Increase (Decrease) in Cash	191,402	(13,795)	191,774

Cash and Cash Equivalents - Beginning of Period	372	50,548	–

Cash and Cash Equivalents - End of Period	191,774	36,753	191,774

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

Century Petroleum Corp.

(formerly Som Resources Inc.)

(An Exploration Stage Company)

Statement of Stockholders’ Equity

For the Period from December 13, 2004 (Date of Inception) to July 31, 2006

(Expressed in US dollars)

(unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Exploration
	Shares	Amount	Capital	Stage	Total
	#	$	$	$	$

Balance – December 13, 2004 (Date of Inception)	–	–	–	–	–

Common stock issued to founders for cash at $0.000143 per share	45,640,000	45,640	(39,120)	–	6,520

Common stock issued for cash at $0.00714 per share	6,972,000	6,972	42,828	–	49,800

Net loss for the period	–	–	–	(5,185)	(5,185)

Balance – April 30, 2005	52,612,000	52,612	3,708	(5,185)	51,135

Common stock issued for cash at $0.00714 per share	42,000	42	258	–	300

Net loss for the year	–	–	–	(51,368)	(51,368)

Balance – April 30, 2006	52,654,000	52,654	3,966	(56,553)	67

Common stock issued for cash at $0.478 per share	4,609,997	4,610	2,200,390	–	2,205,000

Net loss for the period	–	–	–	(27,611)	(27,611)

Balance – July 31, 2006	57,263,997	57,264	2,204,356	(84,164)	2,177,456

(The Accompanying Notes are an Integral Part of These Financial Statements)

Century Petroleum Corp.

(formerly Som Resources, Inc.)

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

(unaudited)

1.	Summary of Significant Accounting Policies and Organization
a)	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management’s opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results expected for the year.

b)	Organization

The Company was incorporated in the State of Nevada on December 13, 2004 as “Som Resources Inc.” On August 9, 2006, the Company changed its name to “Century Petroleum Corp.” The Company is a natural resource exploration company with the objective of acquiring, exploring and, if warranted and feasible, developing natural resource properties. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting for Development Stage Enterprises”. Activities during the exploration stage include developing the business plan and raising capital.

c)	Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

e)	Mineral Property Interests

The Company has been in the exploration stage since its inception and has not yet realized any revenues from its planned operations. Pursuant to SFAS No. 141 and SFAS No. 142, as amended by EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”, mineral interests associated with other than owned properties are classified as tangible assets. As at July 31, 2006, the Company had capitalized $3,000 related to the mineral property interest. The mineral property interest will be amortized using the units-of-production method when production at each project commences. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

f)	Oil and Gas Interests

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of July 30, 2006, the Company’s property has unproven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

Century Petroleum Corp.

(formerly Som Resources, Inc.)

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

(unaudited)

1.	Summary of Significant Accounting Policies and Organization (continued)
f)	Oil and Gas Interests (continued)

The Company applies a ceiling test to the capitalized cost in the full cost pool. The ceiling test limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves, based on current economic and operating conditions. Specifically, the Company computes the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: (A) The present value of estimated future net revenue computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus (B) the cost of property not being amortized; plus (C) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less (D) income tax effects related to differences between the book and tax basis of the property.

For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test. As at July 31, 2006, the Company had no properties with proven reserves.

g)	Long-lived Assets

The Company accounts for long-lived assets under the SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” and SFAS No. 144, “Accounting for Impairment or Disposal of Ling-Lived Assets.” In accordance with SFAS No. 142 and SFAS No. 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

h)	Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

i)	Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of July 31, 2006, the assumed exercise of 4,609,997 was not included in diluted earnings per share as the effect was anti-dilutive. The Company did not have any outstanding dilutive securities as of July 31, 2005. The effect of the 1 to 7 forward stock split has been retro actively to all periods presented.

j)	Recent Accounting Pronouncements

SFAS No. 156, “Accounting for Servicing of Financial Assets” and SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” were recently issued, but they have no current applicability to the Company and have no effect on the financial statements.

Century Petroleum Corp.

(formerly Som Resources, Inc.)

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

(unaudited)

1.	Summary of Significant Accounting Policies (continued)
k)	Foreign Currency Translation

The Company uses US dollars as its functional and reporting currency. The Company has gains and losses arising as a result of translations of the Canadian funds deposited into US dollars. These gains and losses are included in operations.

l)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

m)	Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. At July 31, 2006 and 2005, the Company had $91,506 and $0 in excess of FDIC limits, respectively. At July 31, 2006 and 2005, the Company had total cash of $267 in a Canadian bank, which is uninsured.

2.	Acquisition of Mineral Property Interest

On April 10, 2005, the Company acquired 100% interest in the one mineral claim known as the Hermosa Prospect Latitude located in the State of Nevada, USA, for the purchase price of $3,000. The Company received rights to all minerals contained in the Hermosa property.

3.	Acquisition of Oil and Gas Interest

On June 15, 2006, the Company acquired a 100% working interest and a 75% net revenue interest in certain oil and gas properties consisting of 32 leases totaling 1,224 gross acres located in Louisiana in consideration for $2,000,000. The leases all have three year terms with expiration dates ranging from November, 2008 to March, 2009.

4.	Stockholders’ Equity

On March 31, 2005, the Company issued 6,520,000 shares of common stock (45,640,000 post split) to its founders for cash of $6,520 ($0.001 per share).

On April 30, 2005, the Company issued 996,000 shares of common stock (6,972,000 post split) to an individual for cash of $49,800 ($0.05 per share).

On May 2, 2005, the Company issued 6,000 shares of common stock (42,000 post-split) to individuals for cash of $300 ($0.05 per share).

On June 13, 2006, the Company issued 4,609,997 units at a price of $0.478 per unit for gross proceeds of $2,205,000. Each unit consists of one post split common share and one share purchase warrant. Each common share purchase warrant is exercisable into one post split common share at a price of $1.50 ($10.50 pre split) per share for a period of 24 months.

5.	Related Party Transactions
a)

During the three month period ended July 31, 2006, the President of the Company advanced $1,950 to the Company. At July 31, 2006, a balance of $3,950 is outstanding, and is non-interest bearing, unsecured and has no specific terms of repayment.

b)	During the three month period ended July 31, 2006, the Company paid $10,000 for consulting services provided by the President of the Company.

Century Petroleum Corp.

(formerly Som Resources, Inc.)

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

(unaudited)

6.	Subsequent Events
a)

On August 15, 2006, the Company issued 425,000 units at a price of $1.00 per unit for gross proceeds of $425,000. Each unit consists of one post split common share and one share purchase warrant. Each common share purchase warrant is exercisable into one post split common share at a price of $1.50 per share for a period of 24 months.

b)

On August 10, 2006, the Company acquired all of the right, title and interest to any future leases on property located in DeWitt County, Texas covered under a Participation Agreement dated September 1, 2005. The Company must pay $512,750 ($336,060 paid) to earn its interest, subject to a 2% carried working interest.

c)

On August 9, 2006, the Company changed its name from “Som Resources, Inc.” to “Century Petroleum Corp.” and effected a seven (7) for one (1) forward stock split of the authorized, issued and outstanding stock. As a result, the authorized share capital increased from 69,000,000 shares of common stock with a par value of $0.001 to 483,000,000 shares of common stock with a par value of $0.001, and 1,000,000 shares of preferred stock with a par value of $0.001 to 7,000,000 shares of preferred stock with a par value of $0.001. The issued and outstanding share capital increased from 8,180,571 shares of common stock to 57,263,997 shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

7.	Going Concern

As reflected in the accompanying financial statements, the Company is in the Exploration stage with no operations, has a deficit accumulated during the exploration stage of $84,164 and has a negative cash flow from operations of $70,796 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 2.	Management’s Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock and the terms “we”, “us”, “our” and “Century” mean Century Petroleum Corp.

Corporate History

We were incorporated in the State of Nevada on December 13, 2004 under the name SOM Resources Inc. On August 9, 2006, we changed our name to Century Petroleum Corp. and effected a seven (7) for one (1) forward stock split of our authorized and outstanding common stock. As a result, our authorized capital increased from 69,000,000 shares of common stock with a par vale of $0.001 and 1,000,000 shares of preferred stock with a par value of $0.001 to 483,000,000 shares of common stock with a par value of $0.001 and 7,000,000 shares of preferred stock with a par value of $0.001.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our common stock is listed for quotation on the NASD's OTC Bulletin Board under the symbol “CYPE”.

Our principal executive offices are located at 1600 Broadway, Suite 2400, Denver, Colorado 80202. Our telephone number is 303.542.1906. We do not have any subsidiaries.

Our Current Business

We are an exploration stage company. We are engaged in the acquisition and exploration of resource properties with a view to exploiting any oil, gas and mineral deposits and reserves we discover. We own a 100% beneficial interest in one mineral claim known as the Hermosa property. On June 15, 2006, we acquired a 100% working interest and 75% net revenue interest in certain oil and gas properties, located in Beauregard Parish, Louisiana, from Site Drilling Force Limited (BVI).

On August 10, 2006, we acquired all of the right, title and interest to any future leases on property located in DeWitt County, Texas covered under a Participation Agreement dated September 1, 2005 between Southern Resource

Company and Falcon Natural Gas Corporation. We must pay $512,750 ($336,060 paid) to earn our interest, subject to a 2% carried working interest.

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

Even if we complete our proposed exploration programs on the Hermosa property and the Beauregard Parish property, and we are successful in identifying an oil, gas and/or mineral deposit or reserve, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable oil, gas and/or mineral deposit or reserve.

There is no assurance that commercially viable oil, gas and/or mineral deposits or reserves exist on any of our properties; further exploration is required before we can evaluate whether any exist and, if so, whether it would be economically and legally feasible to develop or exploit those resources. Even if we complete an exploration program and we are successful in identifying an oil, gas and/or mineral deposit or reserve, we would be required to spend substantial funds on further drilling and engineering studies before we could know whether such deposit or reserve would constitute a commercially viable oil, gas and/or mineral deposit or reserve. Please refer to the section entitled “Risk Factors”, beginning at page 9 of this quarterly report on Form 10-QSB, for additional information about the risks of resource exploration.

Employees

As of September 13, 2006, we had no employees other than our sole director and officer.

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

Plan of Operations

We have a history of losses and no revenues from operations. Our capital needs have historically been met by the issuance of securities (either through private placements, the exercise of stock options, shares for debt, property or other assets) or shareholder loans.

For the next twelve months we intend to carry out a program of exploration and maintain our status with respect to the mineral rights on our Hermosa property.

Purchase of Significant Equipment

We do not anticipate any further purchase or sale of any plant or significant equipment during the next twelve-month period.

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

Three months ended July 31, 2006

At July 31, 2006, we had working capital of $174,456, compared to working capital of $41,066 as at July 31, 2005.

At July 31, 2006, our total current assets were $191,774 which consisted of cash of $191,774 compared to current assets of $41,386 as at July 31, 2005.

At July 31, 2006, our total current liabilities were $17,318, compared to total current liabilities of $320 as at July 31, 2005.

For the three months ended July 31, 2006, we posted losses of $27,611 compared to $7,369 for the three months ended July 31, 2005 and to $84,164 since incorporation. The principal components of the loss for the three months ended July 31, 2006 were consulting and professional fees, exploration costs and expenses and general and administrative.

Operating expenses for the three months ended July 31, 2006 were $28,639 compared to $7,278 as at July 31, 2005.

At July 31, 2006, we had cash on hand of $191,774 compared to $36,753 as at July 31, 2005.

Cash Requirements

For the next twelve months we intend to carry out a program of exploration and maintain our status with respect to the mineral rights on our Hermosa Property. These endeavors on the Hermosa Property will cost approximately $91,200. To initiate exploration activities in the Beauregard Parish properties and/or to fund our interest in future leases in DeWitt County, Texas, we will be required to raise substantial additional funding. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock or the issuance of convertible debt securities. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or issuance of debt securities to fund these exploration efforts.

As of July 31, 2006, we had working capital of $171,774. We have no income from operations. We will require additional funds to implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We will also need more funds if the costs of the exploration of our oil, gas and mineral claims are greater than we have anticipated. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for further financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing.

Going Concern

Due to our being an exploration stage company and not having generated revenues, in the Notes to our financial statements for the year ended April 30, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have historically incurred losses, and through July 31, 2006 have incurred losses of $84,164 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, bank financing and/or advances from related parties or shareholder loans.

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

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

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

Pursuant to SFAS No. 141 and SFAS No. 142, as amended by EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”, mineral interests associated with other than owned properties are classified as tangible assets. As at July 31, 2006, the Company had capitalized $3,000 related to the mineral property interest. The mineral property interest will be amortized using the units-of-production method when production at each project commences. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of July 30, 2006, the Company’s property has unproven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

The Company applies a ceiling test to the capitalized cost in the full cost pool. The ceiling test limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves, based on current economic and operating conditions. Specifically, the Company computes the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: (A) The present value of estimated future net revenue computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus (B) the cost of property not being amortized; plus (C) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less (D) income tax effects related to differences between the book and tax basis of the property.

For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test. As at July 31, 2006, the Company had no properties with proven reserves.

Recent Accounting Pronouncements

We do not expect that the adoption of other recent accounting pronouncements will have a material impact on our financial statements.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

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

We had cash in the amount of $191,774 and working capital of $174,456 as of our three months ended July 31, 2006. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our properties currently under lease and option. Any direct acquisition of the claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the properties. The requirements are substantial. We do not currently have any arrangements for additional financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including market prices for resources, investor acceptance of our properties and investor sentiment. These factors may negatively affect the timing, amount, terms or conditions of any additional financing available to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this annual report and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated in December 2004 and to date have been involved primarily in organizational activities and limited exploration activities. Before we are able to generate revenue, we will incur substantial operating and exploration expenditures. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to our three months ended July 31, 2006 is $84,164. We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

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

Our independent certified public accounting firm, in the Notes to the audited financial statements for the year ended April 30, 2006 states that there is a substantial doubt that we will be able to continue as a going concern.

Our independent certified public accounting firm, Webb & Company P.A., state in the Notes to the audited financial statements for the year ended April 30, 2006 that we have experienced significant losses since inception. Failure to arrange adequate financing on acceptable terms and to achieve profitability would have an adverse effect on our financial position, results of operations, cash flows and prospects. Accordingly, there is substantial doubt that we will be able to continue as a going concern.

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

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the NADSD’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

Item 3.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our President, to allow timely decisions regarding required disclosure.

Our management carried out an evaluation, under the supervision and with the participation of management, including our President, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon the foregoing, our President concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended July 31, 2006.

There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Part II.	OTHER INFORMATION
Item 1.	Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On June 13, 2006, we closed a private placement of 658,571(4,609,997 post split) Units for gross proceeds of $2,205,000. Each Unit consists of one common share and one common share purchase warrant. Each common share purchase warrant is exercisable into one common share at a price of $10.50 per warrant share for a period of twenty-four months.

We issued all of the 658,571 (4,609,997 post split) common shares to a non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On August 15, 2006, we closed a private placement of 425,000 Units for gross proceeds of $425,000. Each Unit consists of one common share and one common share purchase warrant. Each common share purchase warrant is exercisable into one common share at a price of $1.50 per warrant share for a period of twenty-four months. The proceeds will be used for working capital.

We issued all of the 425,000 common shares to a non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

On August 10, 2006, Falcon Natural Gas Corporation assigned to us all if its right, title and interest in and to any leases on its property located in DeWitt County, Texas in connection to a Participation Agreement dated September 1, 2005 entered into by our company and Falcon Natural Gas Corporation. Under the terms of the Participation Agreement, Falcon Natural Gas Corporation reserves 2% (of 8/8ths working interest) carried working interest position through the point of sales, subject to the express terms and provision of the Participation Agreement and all existing Oil and Gas Leases. In consideration for the assignment, we will pay to Falcon Natural Gas Corporation $512,750.14, of this $336,060 has been paid directly by us to Southern Resource Company in satisfaction of the obligations of Falcon Natural Gas Corporation due under the Participation Agreement and the balance of $176,690.14 will be paid by us to Falcon Natural Gas Corporation.

Item 6.	Exhibits.

Exhibits Required by Item 601 of Regulation S-B.

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on July 8, 2005).
3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on July 8, 2005).
(10)	Material Contracts
10.1	Purchase and Sale Agreement dated April 10, 2005 between our company and Multi Metal Mining Corp. (incorporated by reference from our Form SB-2 Registration Statement, filed on July 8, 2005).

10.2	Asset Purchase Agreement dated June 15, 2006 between our company and Site Drilling Force Limited (BVI) (incorporated by reference from our Current Report on Form 8-K, filed on June 20, 2006).
10.3	Assignment dated August 10, 2006 (incorporated by reference from our Current Report on Form 8-K, filed on August 17, 2006).
(31)	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Johannes T. Petersen.
(32)	906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Johannes T. Petersen.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY PETROLEUM CORP.

By: /s/ Johannes Petersen

Johannes T. Petersen

President and Director

Principal Executive Officer and

Principal Accounting Officer

Date: September 19, 2006.