Form 10QSB
period 2006-10-31
Century Petroleum Corp.
filed 2006-12-20
CIK 1332042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended October 31, 2006
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from [	] to [	]

Commission file number  333-126490

CENTURY PETROLEUM CORP.
(Name of small business issuer in its charter)

Nevada	47-0950123
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9595 Six Pines, Building 8, Level 2 The Woodlands, TX	77380
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  (832) 631.6061

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

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

58,288,997 common shares issued and outstanding as of December 14, 2006

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒.

Item 1.	Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to the Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholder’s equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended October 31, 2006 are not necessarily indicative of the results that can be expected for the year ending April 30, 2007.

Century Petroleum Corp.

(Formerly Som Resources, Inc.)

(An Exploration Stage Company)

October 31, 2006

Century Petroleum Corp.

(Formerly Som Resources, Inc.)

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

(Unaudited)

October 31, 2006 $

ASSETS

Current Assets

Cash	841,446
Deposits	800

Total Current Assets	842,246

Mineral Property Interest	3,000
Oil and Gas Interest (full cost method) (Note 3)	2,001,266

Total Assets	2,846,512

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	94,337
Accrued liabilities	157,500
Due to related party (Note 6(a))	3,265

Total Liabilities	255,102

Stockholders’ Equity

Preferred Stock, 7,000,000 shares authorized, $0.001 par value none issued and outstanding	–

Common Stock, 483,000,000 shares authorized, $0.001 par value 58,288,997 shares issued and outstanding	58,289

Additional Paid-in Capital	3,378,331

Deficit Accumulated During the Exploration Stage	(845,210)

Total Stockholders’ Equity	2,591,410

Total Liabilities and Stockholders’ Equity	2,846,512

(The Accompanying Notes are an Integral Part of These Financial Statements)

Century Petroleum Corp.

(Formerly Som Resources, Inc.)

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended	Accumulated From December 13, 2004 (Date of Inception)
	October 31,	October 31,	October 31,	October 31,	To October 31,
	2006	2005	2006	2005	2006
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Consulting (Note 6(b))	197,500	–	207,500	–	207,500
Exploration costs and expenses	–	–	–	–	30,300
Impairment of oil and gas property	528,756	–	528,756	–	528,756
General and administrative	28,101	4,045	30,513	8,209	40,767
Professional fees	8,611	4,059	24,838	7,172	41,461

Total Operating Expenses	762,968	8,104	791,607	15,381	848,784

Operating Loss	(762,968)	(8,104)	(791,607)	(15,381)	(848,784)

Other Income (Expenses)

Foreign exchange gain (loss)	(151)	–	(52)	(91)	572
Interest income	2,073	–	3,002	–	3,002

Total Other Income (Expenses)	1,922	–	2,950	(91)	3,574

Loss Before Income Taxes	(761,046)	(8,104)	(788,657)	(15,472)	(845,210)

Provision for Income Taxes	–	–	–	–	–

Net Loss	(761,046)	(8,104)	(788,657)	(15,472)	(845,210)

Net Loss Per Share – Basic and Diluted	(0.01)	–	(0.01)	–	–

Weighted Average Number of Shares Outstanding	57,658,834	52,654,000	56,359,025	52,653,543	45,062,426

(The Accompanying Notes are an Integral Part of These Financial Statements)

Century Petroleum Corp.

(Formerly Som Resources Inc.)

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

(Unaudited)

	For the Six Months Ended October 31, 2006 $	For the Six Months Ended October 31, 2005 $	Accumulated From December 13, 2004 (Date of Inception) to October 31, 2006 $

Operating Activities

Net loss	(788,657)	(15,472)	(845,210)

Adjustments to reconcile net loss to net cash used in operating activities:

Impairment loss on oil and gas properties	528,756	–	528,756
Stock-based compensation	157,500	–	157,500

Change in operating assets and liabilities:
Prepaid expenses and deposits	(800)	(14,905)	(800)
Accounts payable and accrued liabilities	93,032	(963)	94,337

Net Cash Used in Operating Activities	(10,169)	(31,340)	(65,417)

Investing Activities

Purchase of mineral property interest	–	–	(3,000)
Purchase of oil and gas interest	(2,530,022)	–	(2,530,022)

Net Cash Used in Investing Activities	(2,530,022)	–	(2,533,022)

Financing Activities

Advances from related party	1,265	–	3,265
Proceeds from issuance of common stock	3,380,000	300	3,436,620

Net Cash Provided by Financing Activities	3,381,265	300	3,439,885

Increase (Decrease) in Cash	841,074	(31,040)	841,446

Cash and Cash Equivalents - Beginning of Period	372	50,548	–

Cash and Cash Equivalents - End of Period	841,446	19,508	841,446

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

Century Petroleum Corp.

(Formerly Som Resources Inc.)

(An Exploration Stage Company)

Statement of Stockholders’ Equity

For the Period from December 13, 2004 (Date of Inception) to October 31, 2006

(Expressed in US dollars)

(Unaudited)

	Common Stock		Additional Paid-in Capital $	Deficit Accumulated During the Exploration Stage $	Total $
	Shares #	Amount $

Balance – December 13, 2004 (Date of Inception)	–	–	–	–	–

Common stock issued to founders for cash at $0.000143 per share	45,640,000	45,640	(39,120)	–	6,520

Common stock issued for cash at $0.00714 per share	6,972,000	6,972	42,828	–	49,800

Net loss for the period	–	–	–	(5,185)	(5,185)

Balance – April 30, 2005	52,612,000	52,612	3,708	(5,185)	51,135

Common stock issued for cash at $0.00714 per share	42,000	42	258	–	300

Net loss for the year	–	–	–	(51,368)	(51,368)

Balance – April 30, 2006	52,654,000	52,654	3,966	(56,553)	67

Common stock issued for cash at $0.478 per share	4,609,997	4,610	2,200,390	–	2,205,000

Common stock issued for cash at $1.00 per share	425,000	425	424,575	–	425,000

Common stock issued for cash at $1.25 per share	600,000	600	749,400	–	750,000

Net loss for the period	–	–	–	(788,657)	(788,657)

Balance – October 31, 2006	58,288,997	58,289	3,378,331	(845,210)	2,591,410

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

The Company has been in the exploration stage since its inception and has not yet realized any revenues from its planned operations. Pursuant to SFAS No. 141 and SFAS No. 142, as amended by EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”, mineral interests associated with other than owned properties are classified as tangible assets. As at October 31, 2006, the Company had capitalized $3,000 related to the mineral property interest. The mineral property interest will be amortized using the units-of-production method when production at each project commences. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

f)	Oil and Gas Interests

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of October 31, 2006, the Company’s property has unproven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

Century Petroleum Corp.

(Formerly Som Resources Inc.)

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

For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test. As at October 31, 2006, the Company had no properties with proven reserves.

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

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of October 31, 2006, the assumed exercise of 5,634,997 warrants was not included in net loss per common share as the effect is anti-dilutive. The effect of the 1 to 7 forward split has been retroactively applied to all periods presented.

Century Petroleum Corp.

(Formerly Som Resources Inc.)

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

(Unaudited)

1.	Summary of Significant Accounting Policies and Organization (continued)
j)	Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

Century Petroleum Corp.

(Formerly Som Resources Inc.)

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

(Unaudited)

1.	Summary of Significant Accounting Policies and Organization (continued)
m)	Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. At October 31, 2006 and 2005, the Company had $755,581 and $0 in excess of FDIC limits, respectively. At October 31, 2006 and 2005, the Company had cash of $205 and $267, respectively, in a Canadian bank, which is uninsured.

2.	Acquisition of Mineral Property Interest

On April 10, 2005, the Company acquired 100% interest in the one mineral claim known as the Hermosa Prospect Latitude located in the State of Nevada, USA, for the purchase price of $3,000. The Company received rights to all minerals contained in the Hermosa property.

3.	Acquisition of Oil and Gas Interest
a)

On June 15, 2006, the Company acquired a 100% working interest and a 75% net revenue interest in certain oil and gas properties consisting of 32 leases totaling 1,224 gross acres located in Louisiana in consideration for $2,000,000. The Company capitalized an additional $1,266 during the quarter. The leases all have three year terms with expiration dates ranging from November, 2008 to March, 2009.

b)

On August 10, 2006, the Company acquired all of the right, title and interest to any leases on a property located in DeWitt County, Texas covered under a Participation Agreement dated September 1, 2005. The Company must pay $512,750 ($442,065 paid) to earn its interest, subject to a 2% carried working interest. The Company also incurred additional drilling costs of $16,006. On October 25, 2006, upon completion of the first well, it was determined by management that the working interest did not have any future value and the Company allowed the lease agreement to terminate which resulted in the Company recognizing an impairment of $528,756 related to this property.

4.	Stockholders’ Equity
a)	On March 31, 2005, the Company issued 6,520,000 shares of common stock (45,640,000 post split) to its founders for cash of $6,520 ($0.001 per share).
b)	On April 30, 2005, the Company issued 996,000 shares of common stock (6,972,000 post split) to an individual for cash of $49,800 ($0.05 per share).
c)	On May 2, 2005, the Company issued 6,000 shares of common stock (42,000 post-split) to individuals for cash of $300 ($0.05 per share).
d)

On June 13, 2006, the Company issued 4,609,997 units at a price of $0.478 per unit for gross proceeds of $2,205,000. Each unit consists of one post split common share and one share purchase warrant. Each common share purchase warrant is exercisable into one post split common share at a price of $1.50 per share for a period of 24 months.

e)

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

Century Petroleum Corp.

(Formerly Som Resources Inc.)

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

(Unaudited)

4.	Stockholders’ Equity (continued)
f)

On August 15, 2006, the Company issued 425,000 units at a price of $1.00 per unit for gross proceeds of $425,000. Each unit consists of one post split common share and one share purchase warrant. Each common share purchase warrant is exercisable into one post split common share at a price of $1.50 per share for a period of 24 months.

g)

On October 25, 2006, the Company issued 600,000 units at a price of $1.25 per unit for gross proceeds of $750,000. Each unit consists of one post split common share and one share purchase warrant. Each common share purchase warrant is exercisable into one post split common share at a price of $1.75 per share for a period of 36 months.

5.	Warrants

A summary of the changes in the Company’s share purchase warrants is presented below:

		October 31, 2006		April 30, 2006
		Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

	Balance, beginning of year	–	–	–	–
	Granted	5,634,997	1.53	–	–
	Exercised	–	–	–	–
	Forfeited / Expired	–	–	–	–

	Balance, end of period	5,634,997	1.53	–	–
6.	Related Party Transactions

a)

During the six month period ended October 31, 2006, the former President of the Company advanced $1,265 to the Company. At October 31, 2006, a balance of $3,265 is owing and is non-interest bearing, unsecured and has no specific terms of repayment.

b)	During the six month period ended October 31, 2006, the Company paid $40,000 for consulting services provided by the former President of the Company.
7.	Commitments
a)

On October 1, 2006, the Company hired an employee for the position of President and CEO. The contract is for a period of twelve months, and is renewable. The remuneration will be $10,000 per month, and 3,000,000 shares of common stock issued on the effective date (October 1, 2006), but held in escrow by the Company. The shares have an aggregate fair value of $5,760,000. The shares shall vest and be earned as follows: 250,000 shares at the end of each three-month period immediately following the effective date. As at October 31, 2006, $157,500 of stock-based compensation was accrued and charged to consulting.

b)	On October 10, 2006, the Company signed an agreement to rent office space in Houston, Texas beginning November 1, 2006 for a period of 12 months at $800 per month.

Century Petroleum Corp.

(Formerly Som Resources Inc.)

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

(Unaudited)

8.	Going Concern

As reflected in the accompanying financial statements, the Company is in the Exploration stage with no operations, a deficit accumulated during the exploration stage of $845,210 from inception and cash used in operations of $65,417 since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

9.	Subsequent events
a)

On November 1, 2006, the Company entered into an agreement to acquire a 4% interest in an oil and gas property and applicable leases located in southern Louisiana. The Company paid $222,552 as consideration which included prospect fees and property expenses.

b)

On December 15, 2006, the Company entered into a share issuance agreement with E&P Investments GmbH (“E&P”), where E&P will advance up to $5,000,000. Each advance will be in aggregate of not less than $500,000 and in integral multiples of $500,000. In consideration for the advances, the Company agreed to issue units, each unit consisting of one share and one share purchase warrant. Each warrant will entitle the holder to purchase one additional common share at an exercise price equal to 150% of the unit price at which the unit containing the warrant being exercised was issued, for a period of three years from the date such warrant is issued.

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

Our principal executive offices are located at 9595 Six Pines, Building 8, Level 2, The Woodlands, Texas 77380. Our telephone number is 832.631.6061. We do not have any subsidiaries.

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

On August 10, 2006, through an Assignment Agreement with Falcon Natural Gas Corporation, we acquired most of Falcon Natural Gas’ right, title and interest to any future leases on property located in DeWitt County, Texas.

Falcon Natural Gas obtained its interest in the property under a Participation Agreement with Southern Resource Company, dated September 1, 2005. Pursuant to our Assignment Agreement with Falcon Natural Gas Corporation, Falcon Natural Gas reserves 2% of the working interest on the property for itself. In consideration for this assignment of interest, we agreed to pay a total of $512,750: $336,060 to Southern Resource Company, which we have already paid, and $176,690 to Falcon Natural Gas, of which we have already paid $90,000. On October 25, 2006, upon completion of the first well, it was determined by management that the working interest did not have any future value and we allowed the lease to terminate, resulting in an impairment charge of $528,756 during the quarter.

On November 1, 2006, we entered into an agreement whereby we have acquired from Kossic Oil & Gas LP, a 4% working interest in the Thunder Stud Prospect, located in southern Louisiana. As consideration for the acquisition, we have made a payment of $222,552 which included prospect fees and estimated property expenses. Drilling on the property is expected to commence in late December 2006. Operations will be carried out by Sterling Energy plc. To date, we have only conducted initial exploration on our Hermosa Property and have not commenced any exploration activities on the Beauregard Parish property.

There is no assurance that a commercially viable mineral deposit or reserve exists on any of our properties.

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

Our main focus is to conduct exploration work on the Hermosa property in order to ascertain whether it possesses economic quantities of silver and gold and commence the initial phase of exploration on the Beauregard Parish property in accordance with available funds. There can be no assurance that an economic mineral deposit or reserve exists on either of the Hermosa property or the Beauregard Parish property until appropriate exploration work is completed.

Even if we complete our proposed exploration programs on our properties , and we are successful in identifying an oil, gas and/or mineral deposit or reserve, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable oil, gas and/or mineral deposit or reserve.

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

Employees

As of December 14, 2006, we had no employees other than our directors and officers.

We engage directors and contractors from time to time to supply work on specific corporate business and exploration programs.

On October 1, 2006, we entered into an agreement with Mr. Hersch, our President and Chief Executive Officer, wherein we have agreed to pay Mr. Hersch a monthly fee of US$10,000 and we have agreed to issue to Mr. Hersch 3,000,000 restricted shares of common stock issuable on October 1, 2006. The shares shall be held in escrow and

250,000 shares shall vest at the end of each three-month period immediately following October 1, 2006. As of December 14, 2006, these shares have not been issued and none have yet vested.

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

For the next twelve months we intend to focus our efforts on a program of exploration and maintain our status with respect to the mineral rights on our Hermosa property as well as develop exploration programs for our other properties.

On November 1, 2006, the Company entered into an agreement to acquire a 4% interest in an oil and gas property and applicable leases located in southern Louisiana. The Company paid $222,552 as consideration which included prospect fees and property expenses.

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

Three months ended October 31, 2006

At October 31, 2006, we had working capital of $587,144, compared to working capital of $32,963 as at October 31, 2005.

At October 31, 2006, our total current assets were $842,246 which consisted of cash of $841,446 and deposits of $800 compared to current assets of $34,413 as at October 31, 2005.

At October 31, 2006, our total current liabilities were $255,102, compared to total current liabilities of $1,450 as at October 31, 2005.

Operating expenses for the three months ended October 31, 2006 were $762,968 compared to $8,104 as at October 31, 2005 an increase of $754,864. The principal components for the increase of our operating expenses for the three months ended October 31, 2006 compared to the three months ended October 31, 2005 were impairment of oil and gas property due to the impairment on the property located in De Witt County, Texas of $528,756, consulting fees paid to officers of our company of $197,500, general and administrative of $24,056 and professional fees of $4,552.

Six months ended October 31, 2006

Operating expenses for the six months ended October 31, 2006 were $791,607 compared to $15,381 as at October 31, 2005 an increase of 776,226. We posted losses of $788,657 compared to $15,472 for the six months ended October 31, 2005 and to $845,210 since incorporation. The principal components of the increase for the six months ended October 31, 2006 were impairment of oil and gas property of $528,756, consulting fees of $207,500,professional fees of $17,666 and general and administrative of $22,304.

At October 31, 2006, we had cash on hand of $841,446 compared to $19,508 as at October 31, 2005.

Cash Requirements

For the next twelve months we intend to focus primarily on a program of exploration on our Hermosa Property. These endeavors on the Hermosa Property will cost approximately $91,200. We also intend to develop exploration programs for our other properties. To initiate exploration activities on our other properties, we will be required to raise substantial additional funding. While we have arranged for advances of up to $5,000,000 from E&P Investments GmbH by way of a share issuance agreement entered into on December 15, 2006, there can be no assurances that we will receive any funds from E&P Investments. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock or the issuance of convertible debt securities. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or issuance of debt securities to fund these exploration efforts.

As of October 31, 2006, we had working capital of $587,144. We have no income from operations. We will require additional funds to implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We will also need more funds if the costs of the exploration of our oil, gas and mineral claims are greater than we have anticipated. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for further financing, other than as previously described above with E&P Investments, and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing.

Going Concern

Due to our being an exploration stage company and not having generated revenues, in the Notes to our financial statements for the year ended April 30, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have historically incurred losses, and through October 31, 2006 have incurred losses of $845,210 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, bank financing and/or advances from related parties or shareholder loans.

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

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations. While we have arranged for advances of up to $5,000,000 from E&P Investments GmbH by way of a share issuance agreement entered into on December 15, 2006, there can be no assurances that we will receive any funds from E&P Investments.

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

Pursuant to SFAS No. 141 and SFAS No. 142, as amended by EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”, mineral interests associated with other than owned properties are classified as tangible assets. As at October 31, 2006, the Company had capitalized $3,000 related to the mineral property interest. The mineral property interest will be amortized using the units-of-production method when production at each project commences. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of October 31, 2006, the Company’s property has unproven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

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

For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test. As at October 31, 2006, the Company had no properties with proven reserves.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

We had cash in the amount of $841,446 and working capital of $587,144 as of our six months ended October 31, 2006. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our properties currently under lease and option. Any direct acquisition of the claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the properties. The requirements are substantial. While we have arranged for advances of up to $5,000,000 from E&P Investments GmbH by way of a share issuance agreement entered into on December 15, 2006, there can be no assurances that we will receive any funds from E&P Investments. Obtaining additional financing would be subject to a number of factors, including market prices for resources, investor acceptance of our properties and investor sentiment. These factors may negatively affect the timing, amount, terms or conditions of any additional financing available to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this annual report and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated in December 2004 and to date have been involved primarily in organizational activities and limited exploration activities. Before we are able to generate revenue, we will incur substantial operating and exploration expenditures. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to October 31, 2006 is $845,210. We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

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

Inability of our officers and directors to devote sufficient time to the operation of the business may limit our company's success.

Presently our officers and directors allocate only a portion of their time to the operation of our business. If the business requires more time for operations than anticipated or the business develops faster than anticipated, the officers and directors may not be able to devote sufficient time to the operation of the business to ensure that it continues as a going concern. Even if the lack of management’s time is not fatal to our existence, it may result in limited growth and success of our business.

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

Our management carried out an evaluation, under the supervision and with the participation of management, including our President, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon the foregoing, our President concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended October 31, 2006.

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

On October 25, 2006, we closed a private placement of 600,000 Units for gross proceeds of $750,000. Each Unit consists of one common share and one common share purchase warrant. Each common share purchase warrant is exercisable into one common share at a price of $1.75 per warrant share for a period of three years. The proceeds will be used for working capital.

We issued all of the 600,000 common shares to a non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

On October 1, 2006 James B. Hersch was appointed President and Chief Executive Officer. On October 1, 2006 we entered into an executive employment agreement with Mr. Hersch wherein we have agreed to pay Mr. Hersch a monthly fee of US$10,000 and we have agreed to issue to Mr. Hersch 3,000,000 restricted shares of common stock issuable on October 1, 2006. The shares shall be held in escrow and 250,000 shares shall vest at the end of each three-month period immediately following October 1, 2006.

Item 6.	Exhibits.

Exhibits Required by Item 601 of Regulation S-B.

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on July 8, 2005).
3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on July 8, 2005).
(10)	Material Contracts
10.1	Purchase and Sale Agreement dated April 10, 2005 between our company and Multi Metal Mining Corp. (incorporated by reference from our Form SB-2 Registration Statement, filed on July 8, 2005).
10.2	Asset Purchase Agreement dated June 15, 2006 between our company and Site Drilling Force Limited (BVI) (incorporated by reference from our Current Report on Form 8-K, filed on June 20, 2006).
10.3	Assignment dated August 10, 2006 (incorporated by reference from our Current Report on Form 8-K, filed on August 17, 2006).
10.4	Executive Employment Agreement with James B. Hersch (incorporated by reference from our Current Report on Form 8-K, filed on October 5, 2006).
(31)	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James B. Hersch.
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Johannes T. Petersen.
(32)	906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James B. Hersch.
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Johannes T. Petersen.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY PETROLEUM CORP.

By: /s/ James B. Hersch

James B. Hersch

President

Principal Executive Officer

Date: December 20, 2006.

By: /s/ Johannes T. Petersen

Johannes T. Petersen

Chief Financial Officer and Secretary

Principal Accounting Officer

Date: December 20, 2006.