Form 10QSB
period 2007-01-31
Century Petroleum Corp.
filed 2007-03-22
CIK 1332042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended January 31, 2007
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

Yes ☒	No [	]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes ☐	No [X ]

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

63,781,655 common shares issued and outstanding as of March 13, 2007

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒.

CW1093685.5

Item 1.	Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to the Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholder’s equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended January 31, 2007 are not necessarily indicative of the results that can be expected for the year ending April 30, 2007.

Century Petroleum Corp.

(Formerly Som Resources, Inc.)

(An Exploration Stage Company)

January 31, 2007

Index
Balance Sheet (unaudited)	F-1
Statements of Operations (unaudited)	F-2
Statements of Cash Flows (unaudited)	F-3
Statement of Stockholders’ Equity (unaudited)	F-4
Notes to the unauditedFinancial Statements	F-5

Century Petroleum Corp.

(Formerly Som Resources, Inc.)

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

(Unaudited)

January 31, 2007 $

ASSETS

Current Assets

Cash	890,993
Other receivable	2,097

Total Current Assets	893,090

Property and Equipment, net	4,689
Mineral Property Interest	3,000
Oil and Gas Interest (full cost method) (Note 3)	2,700,181

Total Assets	3,600,960

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	7,240
Accrued liabilities	160,018
Due to related party (Note 6(a))	3,338

Total Liabilities	170,596

Stockholders’ Equity

Preferred Stock, 7,000,000 shares authorized, $0.001 par value none issued and outstanding	–

Common Stock, 483,000,000 shares authorized, $0.001 par value 63,781,655 shares issued and outstanding	63,782

Additional Paid-in Capital	13,822,838

Deferred Compensation	(8,977,500)

Deficit Accumulated During the Exploration Stage	(1,478,756)

Total Stockholders’ Equity	3,430,364

Total Liabilities and Stockholders’ Equity	3,600,960

(The Accompanying Notes are an Integral Part of These Financial Statements)

Century Petroleum Corp.

(Formerly Som Resources, Inc.)

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended	Accumulated From December 13, 2004 (Date of Inception)
	January 31,	January 31,	January 31,	January 31,	To January 31,
	2007	2006	2007	2006	2007
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Consulting (Note 6(b))	538,500	–	746,000	–	746,000
Exploration costs and expenses	–	27,000	–	27,000	30,300
Impairment of oil and gas property	–	–	528,756	–	528,756
General and administrative	68,514	1,630	99,027	9,839	109,281
Professional fees	15,269	5,016	40,107	11,188	56,730
Website development costs	15,474	–	15,474	–	15,474

Total Operating Expenses	637,757	33,646	1,429,364	48,027	1,486,541

Operating Loss	(637,757)	(33,646)	(1,429,364)	(48,027)	(1,486,541)

Other Income (Expenses)

Foreign exchange gain (loss)	27	–	(25)	(91)	599
Interest income	4,184	–	7,186	–	7,186

Total Other Income (Expenses)	4,211	–	7,161	(91)	7,785

Loss Before Income Taxes	(633,546)	(33,646)	(1,422,203)	(48,118)	(1,478,756)

Provision for Income Taxes	–	–	–	–	–

Net Loss	(633,546)	(33,646)	(1,422,203)	(48,118)	(1,478,756)

Net Loss Per Share – Basic and Diluted	(0.01)	–	(0.02)	–	(0.03)

Weighted Average Number of Shares Outstanding	58,420,000	52,654,000	57,046,000	52,653,545	46,653,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Century Petroleum Corp.

(Formerly Som Resources Inc.)

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

(Unaudited)

	For the Nine Months Ended January 31, 2007 $	For the Nine Months Ended January 31, 2006 $	Accumulated From December 13, 2004 (Date of Inception) to January 31, 2007 $

Operating Activities

Net loss	(1,422,203)	(48,118)	(1,478,756)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	276	–	276
Impairment loss on oil and gas properties	528,756	–	528,756
Stock-based compensation	630,000	–	630,000

Change in operating assets and liabilities:
Prepaid expenses and deposits	–	(1,696)	–
Accounts payable and accrued liabilities	8,453	(525)	9,758

Net Cash Used in Operating Activities	(254,718)	(50,339)	(309,966)

Investing Activities

Purchase of property and equipment	(4,965)		(4,965)
Purchase of mineral property interest	–	–	(3,000)
Purchase of oil and gas interest	(3,231,034)	–	(3,231,034)

Net Cash Used in Investing Activities	(3,235,999)	–	(3,238,999)

Financing Activities

Advances from related party	1,338	2,000	3,338
Proceeds from issuance of common stock	2,955,000	300	3,011,620
Proceeds from common stock subscribed	1,425,000	–	1,425,000

Net Cash Provided by Financing Activities	4,381,338	2,300	4,439,958

Increase (Decrease) in Cash	890,621	(48,039)	890,993

Cash and Cash Equivalents - Beginning of Period	372	50,548	–

Cash and Cash Equivalents - End of Period	890,993	2,509	890,993

Non-Cash Financing Activities
Shares issued for consulting services	472,500	–	472,500

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

Century Petroleum Corp.

(Formerly Som Resources Inc.)

(An Exploration Stage Company)

Statement of Stockholders’ Equity

For the Period from December 13, 2004 (Date of Inception) to January 31, 2007

(Expressed in US dollars)

(Unaudited)

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Deferred	Exploration
	Shares	Amount	Capital	Compensation	Stage	Total
	#	$	$	$	$	$

Balance – December 13, 2004 (Date of Inception)	–	–	–	–	–	–

Common stock issued to founders for cash at $0.000143 per share	45,640,000	45,640	(39,120)	–	–	6,520

Common stock issued for cash at $0.00714 per share	6,972,000	6,972	42,828	–	–	49,800

Net loss for the period	–	–	–	–	(5,185)	(5,185)

Balance – April 30, 2005	52,612,000	52,612	3,708	–	(5,185)	51,135

Common stock issued for cash at $0.00714 per share	42,000	42	258	–	–	300

Net loss for the year	–	–	–	–	(51,368)	(51,368)

Balance – April 30, 2006	52,654,000	52,654	3,966	–	(56,553)	67

Common stock issued for cash at $0.478 per share	4,609,997	4,610	2,200,390	–	–	2,205,000

Common stock subscribed for cash at $1.00 per share	425,000	425	424,575	–	–	425,000

Common stock issued for cash at $1.25 per share	600,000	600	749,400	–	–	750,000

Common stock subscribed for cash at $2.01 per share	248,756	249	499,751	–	–	500,000

Common stock subscribed for cash at $2.05 per share	243,902	244	499,756	–	–	500,000

Common stock issued for consulting services	5,000,000	5,000	9,445,000	(8,977,500)	–	472,500

Net loss for the period	–	–	–	–	(1,422,203)	(1,422,203)

Balance – January 31, 2007	63,781,655	63,782	13,822,838	(8,977,500)	(1,478,756)	3,430,364

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

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to stock-based compensation expense, deferred income tax asset valuations and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

e)	Mineral Property Interests

The Company has been in the exploration stage since its inception and has not yet realized any revenues from its planned operations. Pursuant to SFAS No. 141 and SFAS No. 142, as amended by EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”, mineral interests associated with other than owned properties are classified as tangible assets. As at January 31, 2007, the Company had capitalized $3,000 related to the mineral property interest. The mineral property interest will be amortized using the units-of-production method when production at each project commences. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

f)	Oil and Gas Interests

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of January 31, 2007, the Company’s property has unproven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

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

For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test. As at January 31, 2007, the Company had no properties with proven reserves.

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

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of January 31, 2007 and 2006. The effect of 6,127,655 and 0 stock warrants was anti dilutive and not included in the calculation of dilutive net loss.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

Century Petroleum Corp.

(Formerly Som Resources Inc.)

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

(Unaudited)

1.	Summary of Significant Accounting Policies and Organization (continued)
j)	Recent Accounting Pronouncements (continued)

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

The Company at times has cash in banks in excess of FDIC insurance limits. At January 31, 2007 and 2006, the Company had $790,993 and $0 in excess of FDIC limits, respectively.

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

b)

On August 10, 2006, the Company acquired all of the right, title and interest to any leases on a property located in DeWitt County, Texas covered under a Participation Agreement dated September 1, 2005. The Company must pay $512,750 ($442,065 paid) to earn its interest, subject to a 2% carried working interest. On October 25, 2006, this lease agreement was terminated and the Company recognized an impairment of $528,756 related to this property.

c)

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
a)

On June 13, 2006, the Company issued 4,609,997 units at a price of $0.478 per unit for gross proceeds of $2,205,000. Each unit consists of one post split common share and one share purchase warrant. Each common share purchase warrant is exercisable into one post split common share at a price of $1.50 per share for a period of 24 months.

b)

On August 9, 2006, the Company changed its name from “Som Resources, Inc.” to “Century Petroleum Corp.” and effected a seven (7) for one (1) forward stock split of the authorized, issued and outstanding stock. As a result, the authorized share capital increased from 69,000,000 shares of common stock with a par value of $0.001 to 483,000,000 shares of common stock with a par value of $0.001, and 1,000,000 shares of preferred stock with a par value of $0.001 to 7,000,000 shares of preferred stock with a par value of $0.001. The issued and outstanding share capital increased from 8,180,571 shares of common stock to 58,288,997 shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

c)

On August 15, 2006, the Company accepted stock subscriptions for 425,000 units at a price of $1.00 per unit for gross proceeds of $425,000. Each unit consists of one post split common share and one share purchase warrant. Each common share purchase warrant is exercisable into one post split common share at a price of $1.50 per share for a period of 24 months.

d)

On October 25, 2006, the Company issued 600,000 units at a price of $1.25 per unit for gross proceeds of $750,000. Each unit consists of one post split common share and one share purchase warrant. Each common share purchase warrant is exercisable into one post split common share at a price of $1.75 per share for a period of 36 months.

e)

On January 10, 2007, the Company accepted stock subscriptions for 248,756 units at a price of $2.01 per unit for cash proceeds of $500,000. Each unit consists of one post split common share and one share purchase warrant. Each common share purchase warrant is exercisable into one post split common share at a price of $3.015 per share for a period of 36 months.

f)

On January 15, 2007, the Company issued 5,000,000 restricted shares of common stock to the President of the Company at a fair value of $1.89 per share. The shares are held in escrow by the Company and 250,000 shares are released at the end of each three-month period immediately following the effective date of the employment agreement dated October 1, 2006. As at January 31, 2007, 250,000 shares with a fair value of $472,500 were released from escrow and charged to consulting, and an additional $157,500 of stock-based compensation was accrued and charged to consulting. Refer to Note 7(a).

g)

On January 25, 2007, the Company accepted stock subscriptions for 243,902 units at a price of $2.05 per unit for cash proceeds of $500,000. Each unit consists of one post split common share and one share purchase warrant. Each common share purchase warrant is exercisable into one post split common share at a price of $3.075 per share for a period of 36 months.

5.	Warrants

A summary of the changes in the Company’s share purchase warrants is presented below:

	January 31, 2007		April 30, 2006
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Balance, beginning of year	–	–	–	–
Issued	6,127,655	1.65	–	–
Exercised	–	–	–	–
Forfeited / Expired	–	–	–	–

Balance, end of period	6,127,655	1.65	–	–

Century Petroleum Corp.

(Formerly Som Resources Inc.)

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

(Unaudited)

6.	Related Party Transactions
a)

During the nine month period ended January 31, 2007, the former President of the Company advanced $6,455 to the Company. At January 31, 2007, a balance of $932 is owing and is non-interest bearing, unsecured and has no specific terms of repayment.

b)	During the nine month period ended January 31, 2007, the Company paid $70,000 for consulting services provided by the former President of the Company.
c)

During the nine month period ended January 31, 2007, the President of the Company advanced $906 to the Company. At January 31, 2007, a balance of $406 is owing and is non-interest bearing, unsecured and has no specific terms of repayment.

d)	During the nine month period ended January 31, 2007, the Company paid $46,000 for services provided by the President of the Company.

Refer to Note 7(a).

7.	Commitments
a)

On October 1, 2006 (the “effective date”), the Company hired an employee for the position of President and CEO. The contract is for a period of twelve months, and is renewable. On January 11, 2007, the contract was amended to increase the remuneration from $10,000 per month to $11,000 per month, and to increase the number of common shares to be issued from 3,000,000 shares to 5,000,000 shares of common stock. The shares are to be held in escrow by the Company and will vest and be earned as follows: 250,000 shares at the end of each three-month period immediately following the effective date. The shares have an aggregate fair value of $9,450,000. As at January 31, 2007, 250,000 shares with a fair value of $472,500 were released from escrow and charged to consulting, and an additional $157,500 of stock-based compensation was accrued and charged to consulting.

b)	On October 10, 2006, the Company signed an agreement to rent office space in Houston, Texas beginning November 1, 2006 for a period of 12 months at $800 per month.
c)

On December 15, 2006, the Company entered into a share issuance agreement for share subscriptions up to $5,000,000. The subscriber shall make available to the Company by way of advances up to $5,000,000 until December 15, 2009. Upon receipt of the advances, the Company shall issue units of the Company at a price equal to 75% of volume weighted average closing price of the Company (ticket symbol “CYPE.OB”) during the 10 previous trading days according to Yahoo! Finance at http://finance.yahoo.com. Each unit consists of one common share of the Company and one share purchase warrant. Each whole warrant may be exercised within three years of the date of issuance to the purchaser at a price equal to 150% of subscription price. At January 31, 2007, the Company received cash proceeds of $1,000,000 and issued 492,658 units.

8.	Going Concern

As reflected in the accompanying financial statements, the Company is in the Exploration stage with no operations, has a deficit accumulated during the exploration stage of $1,478,756 from inception and used cash from Operations of $254,718 for the nine months ended January 31, 2007. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Century Petroleum Corp.

(Formerly Som Resources Inc.)

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

(Unaudited)

9.	Subsequent Event

On February 16, 2007, the Company entered into a letter of intent with Houston Energy, Inc. (“Houston”) and Red Willow Offshore, LLC. (“Red Willow”) to purchase an undivided 8.92353% before casing point and 7.585% after casing point interest on Houston and Red Willow’s Shadyside Prospect located in St. Mary Parish, Louisiana. Under the terms of the letter of intent, the Company will enter into a participation agreement and joint operating agreement for the prospect within 30 days from the execution of the letter of intent. Subsequently, the Company paid $52,012 towards their share of G&G reimbursement and land costs incurred to date.

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

We own a 100% beneficial interest in one mineral claim known as the Hermosa property. To date, we have only conducted initial exploration on the Hermosa Property.

On June 15, 2006, we acquired a 100% working interest and 75% net revenue interest in certain oil and gas properties, located in Beauregard Parish, Louisiana, from Site Drilling Force Limited (BVI). To date, we have only conducted preliminary geological and geophysical studies on the Beauregard Parish leases.

On August 10, 2006, through an Assignment Agreement with Falcon Natural Gas Corporation, we acquired most of Falcon Natural Gas’ right, title and interest to any future leases on property located in DeWitt County, Texas. Falcon Natural Gas obtained its interest in the property under a Participation Agreement with Southern Resource Company, dated September 1, 2005. Pursuant to our Assignment Agreement with Falcon Natural Gas Corporation, Falcon Natural Gas reserves 2% of the working interest on the property for itself. In consideration for this assignment of interest, we agreed to pay a total of $512,750: $336,060 (paid) to Southern Resource Company, and $176,690 to Falcon Natural Gas (paid). On October 25, 2006, upon drilling the first well to target depth, it was determined by management that the working interest did not have any future value and we allowed the lease to terminate, resulting in an impairment charge of $528,756.

On November 1, 2006, we entered into an agreement whereby we have acquired from Kossic Oil & Gas LP, a 4% working interest in the Thunder Stud Prospect, located in southern Louisiana. As consideration for the acquisition, we have made a payment of $222,552 which included prospect fees and estimated property expenses. Drilling on the property began in late January 2007 and operations are being carried out by Sterling Energy plc.

On February 16, 2007, we entered into a letter of intent with Houston Energy, Inc. and Red Willow Offshore, LLC. wherein we have agreed to purchase an undivided 8.92353% before casing point and 7.585% after casing point interest on the Shadyside Prospect located in St. Mary Parish, Louisiana. To date, the final participation agreement and joint operating agreement for the prospect haven’t been signed and therefore no exploration has started in the prospect.

Our plan of operation is to conduct exploration work on our properties and prospects in order to ascertain whether they possess economic quantities of minerals and/or hydrocarbons in accordance with available funds. There can be no assurance that an economic mineral deposit or reserve exists on any of our prospects until appropriate exploration work is completed.

Resource exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. We have only recently commenced the initial phase of exploration on some of our prospects. Once we have completed each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Even if we complete our proposed exploration programs on our properties, and we are successful in identifying an oil, gas and/or mineral deposit or reserve, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable oil, gas and/or mineral deposit or reserve.

On December 15, 2006 we entered into a share issuance agreement with E&P Investments GMbH wherein E&P Investments has agreed to advance up to $5,000,000 to our company. Each advance shall be in an aggregate of not less than $500,000 and in integral multiples of $500,000. In consideration for the advances, we agreed to issue to E&P Investments units of our company, each unit consisting of one shares and one share purchase warrant. Each warrant shall entitle E&P Investments to purchase one additional share at an exercise price equal to 150% of the unit price at which the unit containing the warrant being exercised was issued, for a period of three years from the date such warrant is issued.

On January 10, 2007, we gave notice to E&P Investments GmbH for an advance of $500,000. As consideration for the cash advance, we issued to E&P Investments GmbH 248,756 units at a deemed price of $2.01 per unit. Each unit consists of one common share and one common shares purchase warrant. The warrants are exercisable into one common shares at an exercise price of $3.015 per share until January 10, 2010.

On January 25, 2007, we gave notice to E&P Investments GmbH for an advance of $500,000. As consideration for the cash advance, we issued to E&P Investments GmbH 243,902 units at a deemed price of $2.05 per unit. Each unit consists of one common share and one common shares purchase warrant. The warrants are exercisable into one common shares at an exercise price of $3.075 per share until January 25, 2010.

There is no assurance that commercially viable oil, gas and/or mineral deposits or reserves exist on any of our properties; further exploration is required before we can evaluate whether any exist and, if so, whether it would be economically and legally feasible to develop or exploit those resources. Even if we complete an exploration program and we are successful in identifying an oil, gas and/or mineral deposit or reserve, we would be required to spend substantial funds on further drilling and engineering studies before we could know whether such deposit or reserve would constitute a commercially viable oil, gas and/or mineral deposit or reserve. Please refer to the section entitled “Risk Factors”, beginning at page 11 of this quarterly report on Form 10-QSB, for additional information about the risks of resource exploration.

Employees

As of February 28, 2007, we had no employees other than our directors and officers.

We engage directors and contractors from time to time to supply work on specific corporate business and exploration programs.

On October 1, 2006, we entered into an agreement with Mr. Hersch, our President and Chief Executive Officer, wherein we have agreed to pay Mr. Hersch a monthly fee of US$10,000 and we have agreed to issue to Mr. Hersch 3,000,000 restricted shares of common stock issuable on October 1, 2006. On January 11, 2007 we entered into an amendment agreement with Mr. Hersch. Under the amendment agreement, we have agreed to pay Mr. Hersch a monthly fee of US$11,000 and we have agreed to issue 5,000,000 restricted shares of common stock issuable on October 1, 2006. The shares shall be held in escrow and 250,000 shares shall vest at the end of each three-month period immediately following October 1, 2006. As of February 28, 2007, all of the 5,000,000 shares have been issued, 250,000 of these shares have been delivered to Mr. Hersch pursuant to the amendment agreement and the remaining shares are being held in escrow.

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

In the resource exploration sector, our competitive position is insignificant. There are numerous resource exploration companies with substantially more capital and resources that are able to secure ownership of resource properties with a greater potential to host economic mineralization. We are not able to compete with such companies. Instead, we will focus on developing the Hermosa property and the Louisiana prospects in the hope that sufficient resources will be found to justify our expenditures.

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

For the next twelve months we intend to carry out a program of exploration and maintain our status with respect to the mineral rights on our properties. The initial exploratory well on the Thunder Stud Prospect is currently being drilled and we have paid the $424,600 to cover the estimated drilling costs to target depth related to its 4% working interest in this prospect.

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

Three months ended January 31, 2007 compared to three months ended January 31, 2006

At January 31, 2007, we had working capital of $722,494, compared to working capital of $317 as at January 31, 2006.

At January 31, 2007, our total current assets were $893,090 which consisted of cash of $890,993 and other receivable of $2,097 compared to current assets of $4,205 as at January 31, 2006.

At January 31, 2007, our total current liabilities were $170,596 compared to total current liabilities of $3,888 as at January 31, 2006.

Operating expenses for the three months ended January 31, 2007 were $637,757 compared to $33,646 as at January 31, 2006, an increase of $604,111. The principal components for the increase of our operating expenses for the three months ended January 31, 2007 compared to the three months ended January 31, 2006 were increases in consulting expenses of $538,500, in general and administrative expenses of $66,884, in professional fees of $10,253 and website development costs of $15,474. These increases were partially offset by a decrease in exploration expenses of $27,000.

Nine months ended January 31, 2007 compared to nine months ended January 31, 2006

Operating expenses for the nine months ended January 31, 2007 were $1,429,364 compared to $48,027 as at January 31, 2006, an increase of $1,381,337. We posted losses of $1,422,203 compared to $48,118 for the nine months ended January 31, 2006 and to $1,478,756 since incorporation. The principal components of the loss for the nine months ended January 31, 2007 were consulting expenses of $746,000, impairment of oil and gas property of $528,756, professional fees of $40,107, website development costs of $15,474 general and administrative of $99,027.

At January 31, 2007, we had cash on hand of $890,993 compared to $2,509 as at January 31, 2006.

Cash Requirements

For the next twelve months we intend to focus primarily on a program of exploration on our Hermosa Property. These endeavors on the Hermosa Property will cost approximately $91,200.

The dryhole costs of the Thunder Stud Prospect have been paid ($424,600) and operations are currently underway.

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

As of January 31, 2007, we had working capital of $722,494. We have no income from operations. We will require additional funds to implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We will also need more funds if the costs of the exploration of our oil, gas and mineral claims are greater than we have anticipated. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for further financing, other than as previously described above with E&P Investments, and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing.

Going Concern

Due to our being an exploration stage company and not having generated revenues, in the Notes to our financial statements for the year ended April 30, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have historically incurred losses, and through January 31, 2007 have incurred losses of $1,478,756 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, bank financing and/or advances from related parties or shareholder loans.

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

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations. While we have arranged for advances of up to $5,000,000 from E&P Investments GmbH by way of a share issuance agreement entered into on December 15, 2006, and while we have received advances of $1,000,000 during January 2007, there can be no assurances that we will receive any further funds from E&P Investments.

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

Pursuant to SFAS No. 141 and SFAS No. 142, as amended by EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”, mineral interests associated with other than owned properties are classified as tangible assets. As at January 31, 2007, we had capitalized $3,000 related to the mineral property interest. The mineral property interest will be amortized using the units-of-production method when production at each project commences. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Our company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, we capitalize all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of January 31, 2007, our property has unproven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made our company will assess annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

Our company applies a ceiling test to the capitalized cost in the full cost pool. The ceiling test limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves, based on current economic and operating conditions. Specifically, we compute the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: (A) The present value of estimated future net revenue computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus (B) the cost of property not being amortized; plus (C) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less (D) income tax effects related to differences between the book and tax basis of the property.

For unproven properties, our company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, our company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment we consider factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. Our company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test. As at January 31, 2007, we had no properties with proven reserves.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on our company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on our company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on our company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on our company's future reported financial position or results of operations.

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

We had cash in the amount of $890,993 and working capital of $722,494 as of our nine months ended January 31, 2007. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our properties currently under lease and option. Any direct acquisition of the claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the properties. The requirements are substantial. While we have arranged for advances of up to $5,000,000 from E&P Investments GmbH by way of a share issuance agreement entered into on December 15, 2006, and while we have received advances for $1,000,000 during January 2007, there can be no assurances that we will receive any further funds from E&P Investments. Obtaining additional financing would be subject to a number of factors, including market prices for resources, investor acceptance of our properties and investor sentiment. These factors may negatively affect the timing, amount, terms or conditions of any additional financing available to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this annual report and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated in December 2004 and to date have been involved primarily in organizational activities and limited exploration activities. Before we are able to generate revenue, we will incur substantial operating and exploration expenditures. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to January 31, 2007 is $1,478,756. We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

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

Our management carried out an evaluation, under the supervision and with the participation of management, including our President, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon the foregoing, our President concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended January 31, 2007.

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

On January 10, 2007, we gave notice to E&P Investments GmbH, for an advance of $500,000, pursuant to a share issuance agreement with E&P Investments GmbH, dated December 15, 2006. As consideration for the cash advance, we issued to E&P Investments GmbH 248,756 units at a deemed price of $2.01 per unit. Each unit consists of one common share and one common shares purchase warrant. We issued all of the 248,756 common shares to a non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On January 15, 2007, we issued 5,000,000 common shares to our president pursuant to the terms of an executive employment agreement dated October 1, 2006 as amended on January 11, 2007. The common shares are being held in escrow and 250,000 common shares will be released at the end of every three-month period. We issued all of the 5,000,000 common shares to a U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933.

On January 25, 2007, we gave notice to E&P Investments GmbH, for an advance of $500,000, pursuant to a share issuance agreement with E&P Investments GmbH, dated December 15, 2006. As consideration for the cash advance, we issued to E&P Investments GmbH 243,902 units at a deemed price of $2.05 per unit. Each unit consists of one common share and one common shares purchase warrant. The warrants are exercisable into one common shares at an exercise price of $3.075 per share until January 25, 2010. We issued all of the 243,902 common shares to a non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

On January 11, 2007 we entered into an amendment agreement with James B. Hersch which agreement amends the executive employment agreement entered into on October 1, 2006. Under the amendment agreement, we have agreed to pay Mr. Hersch a monthly fee of US$11,000 and we have agreed to issue to Mr. Hersch 5,000,000 restricted shares of common stock issuable on October 1, 2006. The shares shall be held in escrow and 250,000 shares shall vest at the end of each three-month period immediately following October 1, 2006.

Item 6.	Exhibits.

Exhibits Required by Item 601 of Regulation S-B.

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on July 8, 2005).
3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on July 8, 2005).
(10)	Material Contracts
10.1	Purchase and Sale Agreement dated April 10, 2005 between our company and Multi Metal Mining Corp. (incorporated by reference from our Form SB-2 Registration Statement, filed on July 8, 2005).
10.2	Asset Purchase Agreement dated June 15, 2006 between our company and Site Drilling Force Limited (BVI) (incorporated by reference from our Current Report on Form 8-K, filed on June 20, 2006).

10.3	Assignment dated August 10, 2006 (incorporated by reference from our Current Report on Form 8-K, filed on August 17, 2006).
10.4	Executive Employment Agreement with James B. Hersch (incorporated by reference from our Current Report on Form 8-K, filed on October 5, 2006).
10.5	Amendment Agreement with James B. Hersch (incorporated by reference from our Current Report on Form 8-K, filed on January 17, 2007).
10.6	Share Issuance Agreement dated the 15th day of December 2006 (incorporated by reference from our Current Report on Form 8-K, filed on December 19, 2006).
10.7	Letter of Intent with Houston Energy, Inc. and Red Willow Offshore, LLC dated February 16, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on February 26, 2007).
(31)	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James B. Hersch.
(32)	906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James B. Hersch.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY PETROLEUM CORP.

By: /s/ James B. Hersch

James B. Hersch

President

Principal Executive Officer

Date: March 22, 2007.

By: /s/ Johannes T. Petersen

Johannes T. Petersen

Chief Financial Officer and Secretary

Principal Accounting Officer

Date: March 22, 2007.