Form 10KSB
period 2007-04-30
Century Petroleum Corp.
filed 2007-07-30
CIK 1332042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2007

[ ]          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [	] to [	]

Commission file number  333-126490

CENTURY PETROLEUM CORP.
(Name of small business issuer in its charter)

Nevada	333-126490
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9595 Six Pines Drive, Suite 8210, Building 8, Level 2 The Woodlands, TX	77380
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  832-631-6061

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

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

65,238,243 common shares @ $0.765(1) = $49,907,255.90

(1) Average of bid and ask closing prices on July 12, 2007.

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

65,238,243 common shares issued and outstanding as of July 12, 2007

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒.

PART I

Item 1.	Description of Business.

Note Regarding Forward Looking Statements.

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

As used in this annual report, the terms “we”, “us”, “our”, and “Century” mean Century Petroleum Corp., unless the context clearly requires otherwise.

Corporate Overview

The address of our principal executive office is Suite 9595 Six Pines Drive, Suite 8210, Building 8, Level 2, The Woodlands, Texas 77380. Our telephone number is (832) 631-6061.

Our common stock is quoted on the OTC Bulletin Board under the symbol "CYPE".

We do not have any subsidiaries.

Corporate History

We were incorporated in the State of Nevada on December 13, 2004 under the name SOM Resources Inc. On August 9, 2006, we changed our name to Century Petroleum Corp. and effected a seven (7) for one (1) forward stock split of our authorized capital and outstanding common stock. As a result, our authorized capital increased from 69,000,000 shares of common stock with a par vale of $0.001 and 1,000,000 shares of preferred stock with a par value of $0.001 to 483,000,000 shares of common stock with a par value of $0.001 and 7,000,000 shares of preferred stock with a par value of $0.001.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

We are an exploration stage company. We are engaged in the acquisition and exploration of oil and gas properties with a view to exploiting any oil and gas reserves we discover.

To date, we have only conducted initial exploration on the Hermosa Property located in Nevada. During the last quarter of the financial year ended 30 April 2007, we disposed of our 100% beneficial interest in the Hermosa Property as it no longer fits our corporate focus on petroleum exploration.

We intend to focus our efforts on our current property interests for the next twelve months.

On June 15, 2006, we acquired a 100% working interest and 75% net revenue interest in certain oil and gas properties, located in Beauregard Parish, Louisiana, from Site Drilling Force Limited (BVI). To date, we have only conducted preliminary geological and geophysical studies on the Beauregard Parish leases.

On August 10, 2006, through an Assignment Agreement with Falcon Natural Gas Corporation, we acquired most of Falcon Natural Gas’ right, title and interest to any future leases on a property located in DeWitt County, Texas. Falcon Natural Gas obtained its interest in the property under a Participation Agreement with Southern Resource Company, dated September 1, 2005. Pursuant to our Assignment Agreement with Falcon Natural Gas Corporation, Falcon Natural Gas reserves 2% of the working interest on the property for itself. In consideration for this assignment of interest, we agreed to pay a total of $512,750. On October 25, 2006, upon drilling the first well to target depth, it was determined by management that the working interest did not have any future value and we allowed the lease to terminate, resulting in an impairment charge of $528,756.

On November 1, 2006, we entered into an agreement whereby we have acquired from Kossic Oil & Gas LP, a 4% working interest in the Thunder Stud Prospect, located in southern Louisiana. As consideration for the acquisition, we have made a payment of $222,552 which included prospect fees and estimated property expenses. Drilling on the property began in late January 2007 and operations are being carried out by Sterling Energy plc. Target depth was reached in May 2007 and petrophysical analysis suggests that multiple pay horizons were encountered. The well is awaiting a production test to be conducted on the second half of 2007,

On February 16, 2007, we entered into a letter of intent with Houston Energy, Inc. and Red Willow Offshore, LLC. wherein we have agreed to purchase an undivided 8.92353% before casing point and 7.585% after casing point interest on the Shadyside Prospect located in St. Mary Parish, Louisiana. The final participation agreement and joint operating agreement for the prospect were signed in May 2007 and drilling operations started in July 2007. Red Willow Offshore LLC is the operator of this well.

On May 8, 2007, we entered into a letter of intent with CTC Minerals, Inc. wherein we have agreed to purchase a 10% interest in the Alligator Bayou Prospect located in Matagorda and Brazoria Counties, Texas. On July 12, 2007 we entered into a purchase and sale agreement with CTC Minerals. Under the agreement, we agreed to pay to CTC Minerals $800,000. On July 12, 2007 we paid to CTC Minerals the $800,000. We completed a purchase and sale agreement with CTC Minerals on July 12, 2007. The effective date of the conveyance of the property was May 1, 2007.

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

There is no assurance that commercially viable oil, gas and/or mineral deposits or reserves exist on any of our properties; further exploration is required before we can evaluate whether any exist and, if so, whether it would be economically and legally feasible to develop or exploit those resources. Even if we complete an exploration program and we are successful in identifying an oil, gas and/or mineral deposit or reserve, we would be required to spend substantial funds on further drilling and engineering studies before we could know whether such deposit or reserve would constitute a commercially viable oil, gas and/or mineral deposit or reserve. Please refer to the section entitled “Risk Factors”, beginning at page 6 of this annual report on Form 10-KSB, for additional information about the risks of resource exploration.

On December 15, 2006 we entered into a share issuance agreement with E&P Investments GMbH wherein E&P Investments has agreed to advance up to $5,000,000 to our company. Each advance shall be in an aggregate of not less than $500,000 and in integral multiples of $500,000. In consideration for the advances, we agreed to issue to E&P Investments units of our company, each unit consisting of one shares and one share purchase warrant. Each warrant shall entitle E&P Investments to purchase one additional share at an exercise price equal to 150% of the unit price at which the unit containing the warrant being exercised was issued, for a period of three years from the date such warrant is issued. The following advances have been made pursuant to our agreement with E&P Investments:

•

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

•

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

•

On April 23, 2007, we gave notice to E&P Investments GmbH for an advance of $500,000. As consideration for the cash advance, we issued to E&P Investments GmbH 495,050 units at a deemed price of $1.01 per unit. Each unit consists of one common share and one common shares purchase warrant. The warrants are exercisable into one common shares at an exercise price of $1.51 per share until April 23, 2010.

•

On July 2, 2007, we gave notice to E&P Investments GmbH, for an advance of $500,000. As consideration for the cash advance, we issued to E&P Investments GmbH 961,538 units at a deemed price of $0.52 per unit. Each unit consists of one common share and one common shares purchase warrant. The warrants are exercisable into one common shares at an exercise price of $0.78 per share until July 2, 2010.

•

On July 16, we gave notice to E&P Investments GmbH, for an advance of $1,000,000. As consideration for the cash advance, we issued to E&P Investments GmbH 961,538 units at a deemed price of $0.56 per unit. Each unit consists of one common share and one common shares purchase warrant. The warrants are exercisable into one common shares at an exercise price of $0.835 per share until July 16, 2010.

Employees

As of July 12, 2007, we had no employees other than our directors and officers.

We engage directors and contractors from time to time to supply work on specific corporate business and exploration programs.

On October 1, 2006, we entered into an agreement with Mr. Hersch, our President and Chief Executive Officer, wherein we have agreed to pay Mr. Hersch a monthly fee of US$10,000 and we have agreed to issue to Mr. Hersch 3,000,000 restricted shares of common stock issuable on October 1, 2006. On January 11, 2007 we entered into an amendment agreement with Mr. Hersch. Under the amendment agreement, we have agreed to pay Mr. Hersch a monthly fee of US$11,000 and we have agreed to issue 5,000,000 restricted shares of common stock issuable on October 1, 2006. The shares shall be held in escrow and 250,000 shares shall vest at the end of each three-month period immediately following October 1, 2006. As of July 12, 2007, all of the 5,000,000 shares have been issued,

750,000 of these shares have been delivered to Mr. Hersch pursuant to the amendment agreement and the remaining shares are being held in escrow.

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

RISK FACTORS

Our common shares are considered speculative. Prospective investors should consider carefully the risk factors set out below.

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

We had cash in the amount of $978,654 and working capital of $815,440 as of our year ended April 30, 2007. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our properties currently under lease and option. Any direct acquisition of the claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the properties. The requirements are substantial. While we have arranged for advances of up to $5,000,000 from E&P Investments GmbH by way of a share issuance agreement entered into on December 15, 2006, and while we have received advances for $2,000,000 during the year ended April 30, 2007, there can be no assurances that we will receive any further funds from E&P Investments. Obtaining additional financing would be subject to a number of factors, including market prices for resources, investor acceptance of our properties and investor sentiment. These factors may negatively affect the timing, amount, terms or conditions of any additional financing available to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this annual report and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated in December 2004 and to date have been involved primarily in organizational activities and limited exploration activities. Before we are able to generate revenue, we will incur substantial operating and exploration expenditures. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to April 30, 2007 is $2,068,589. We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

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

Our independent certified public accounting firm, in the Notes to the audited financial statements for the year ended April 30, 2007 states that there is a substantial doubt that we will be able to continue as a going concern.

Our independent certified public accounting firm, Webb & Company P.A., state in the Notes to the audited financial statements for the year ended April 30, 2007 that we have experienced significant losses since inception. Failure to arrange adequate financing on acceptable terms and to achieve profitability would have an adverse effect on our financial position, results of operations, cash flows and prospects. Accordingly, there is substantial doubt that we will be able to continue as a going concern.

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

Executive Offices

Our principal offices are located at 9595 Six Pines Drive, Suite 8210, Building 8, Level 2, The Woodlands, Texas 77380. Our telephone number at our principal office is (832) 631-6061. Our fax number is (832) 631-6059. We lease our office space at this location on a month-to-month basis at a rental rate of approximately $1,000 per month. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

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

Thunder Stud Prospect, Calcasieu Parish, Louisiana

On November 1, 2006, we entered into an agreement whereby we have acquired from Kossic Oil & Gas LP, a 4% working interest in the Thunder Stud Prospect, located in southern Louisiana. As consideration for the acquisition, we made a payment of $222,552 which included prospect fees and estimated property expenses. Drilling on the property began in late January 2007 and operations are being carried out by Sterling Energy plc. Target depth was reached in May 2007 and petrophysical analysis suggests that multiple pay horizons were encountered. The well is awaiting a production test to be conducted on the second half of 2007.

Shadyside Farm Prospect, St. Mary Parish, Louisiana

On February 16, 2007, we entered into a letter of intent with Houston Energy, Inc. and Red Willow Offshore, LLC. wherein we have agreed to purchase an undivided 8.92353% before casing point and 7.585% after casing point interest on the Shadyside Prospect located in St. Mary Parish, Louisiana. The final participation agreement and joint operating agreement for the prospect were signed in May 2007 and drilling operations started in July 2007. Red Willow Offshore LLC is the operator of this well.

Alligator Bayou Prospect, Matagorda and Brazoria Counties, Texas

On May 8, 2007, we entered into a letter of intent with CTC Minerals, Inc. wherein we have agreed to purchase a 10% interest in the Alligator Bayou Prospect located in Matagorda and Brazoria Counties, Texas. On July 12, 2007 we entered into a purchase and sale agreement with CTC Minerals. Under the agreement, we agreed to pay to CTC Minerals $800,000. The first well on this prospect is expected to be drilled on the first quarter of 2008.

Wilcox 105 and Miocene 101 Prospects, Beauregard Parish, Louisiana

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

Miocene Prospect 101

The Miocene Prospect 101 is a simple 263-acre shallow Miocene bright spot found on a recently acquired 65 square mile 3D seismic program. The prospect target depth is only 2,750 feet. The Miocene at this depth is at the transition between fresh and salt water. According to a report by Kevin B. Hill of Hill Geophysical Consulting, many fields have been found on similar bright spots in the Miocene along the upper Gulf Coast basin. The recent discoveries have analogous seismic signatures to the bright spot seen on the 3D seismic data set of this prospect. This area of Beauregard Parish has numerous pipelines to transport gas.

Wilcox Prospect 105,

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

Our Common stock was originally accepted for quotation on the OTC Bulletin Board under the Symbol “SOMR” on January 23, 2006. On August 9, 2006, our Symbol was changed to “CYPE” upon a change of name to Century Petroleum Corp. and a forward stock split on a seven (7) for one (1) basis.

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board
Quarter Ended(1)	High	Low
April 30, 2007	$2.95	$1.25
January 31, 2007	$3.39	$1.55
October 30, 2006	$2.00	$1.55
July 30, 2006	$n/a	$n/a
April 30, 2006(2)	$1.43	$0.57
January 31, 2006	$n/a	$n/a

(1)	Our common stock received approval for quotation on January 23, 2006. The first trade occurred June 1, 2006.

(2)	Reflects the seven (7) for one (1) forward stock split effected on August 9, 2006.

On July 12, 2007, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.75.

As of July 12, 2007, there were 15 holders of record of our common stock. As of such date, 65,238,243 common shares were issued and outstanding.

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

On April 23, 2007, we gave notice to E&P Investments GmbH, for an advance of $500,000, pursuant to a share issuance agreement with E&P Investments GmbH, dated December 15, 2006. As consideration for the cash advance, we issued to E&P Investments GmbH 495,050 units at a deemed price of $1.01 per unit. Each unit consists of one common share and one common shares purchase warrant. We issued all of the 495,050 common shares to a non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On July 2, 2007, we gave notice to E&P Investments GmbH, for an advance of $500,000, pursuant to a share issuance agreement with E&P Investments GmbH, dated December 15, 2006. As consideration for the cash advance, we issued to E&P Investments GmbH 961,538 units at a deemed price of $0.52 per unit. Each unit consists of one common share and one common shares purchase warrant. We issued all of the 961,538 common shares to a non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933

On July 16, 2007, we gave notice to E&P Investments GmbH, for an advance of $1,000,000, pursuant to a share issuance agreement with E&P Investments GmbH, dated December 15, 2006. As consideration for the cash advance, we issued to E&P Investments GmbH 1,785,714 units at a deemed price of $0.56 per unit. Each unit consists of one common share and one common shares purchase warrant. We issued all of the 1,785,714 common shares to a non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

There is no assurance that a commercially viable petroleum reserve exists on any of our properties, or that we will be able to identify any petroleum reserves on any of these properties that can be developed profitably. Even if we do discover commercially exploitable levels of petroleum reserves on any of our properties, there can be no assurance that we will be able to enter into commercial production of our properties.

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

At April 30, 2007, we had a working capital of $878,883 compared to working deficit of $2,933 as at April 30, 2006.

At April 30, 2007, our total current assets were $1,079,194, which consist of cash, accounts receivable and prepared expenses, compared to total current assets of $372 as at April 30, 2006.

At April 30, 2007, our total current liabilities were $200,311 compared to total current liabilities of $3,305 as at April 30, 2006.

At April 30, 2007, we had cash on hand of $978,654 compared to $372 as at April 30, 2006.

For the year ended April 30, 2007, we posted a net loss of $2,012,036 compared to a loss of $51,365 for the period from inception to April 30, 2006. Since incorporation, we have posted a net loss of $2,068,589. The principal components of the loss for the year ended April 30, 2007 were consulting, impairment of mineral property costs, impairment of oil and gas properties, general and administrative and professional fees.

For the year ended April 30, 2007, we incurred operating expenses of $2,024,674 compared to $51,365 for the period from incorporation to April 30, 2006.

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

Going Concern

Due to our being an exploration stage company and not having generated revenues, in the Audit Report by our Independent Registered Public Accounting Firm for the year ended April 30, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have historically incurred losses, and through April 30, 2007 have incurred losses of $2,068,589 since our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Mining Properties and Exploration Costs

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141 and SFAS No. 142, as amended by EITF 04-02, mineral interest associated with other than owned properties are classified as tangible assets. As of April 30, 2007, we had capitalized $nil related to the mineral property interest. The mineral property interest will be amortized using the units-of-production method when production at each project commences.

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

The following consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated July 25, 2007

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statements of Changes in Stockholders' Deficiency

Notes to the Consolidated Financial Statements

Century Petroleum Corp.

(Formerly Som Resources, Inc.)

(An Exploration Stage Company)

April 30, 2007

- F1 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Century Petroleum Corp. (f/k/a Som Resources, Inc.)

We have audited the accompanying balance sheet of Century Petroleum Corp. (f/k/a Som Resources, Inc.) (An exploration Stage Company) as of April 30, 2007, and the related statements of operations, changes in stockholders’ equity and cash flows for the two years ended April 30, 2007 and for the period from December 13, 2004 (inception) to April 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Century Petroleum Corp. (f/k/a Som Resources, Inc.) (An exploration Stage Company) as of April 30, 2007 and the results of its operations and its cash flows for the two years ended April 30, 2007 and for the period from December 13, 2004 (inception) to April 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company is in the exploration stage with no revenue, has an accumulated deficit during the exploration stage of $2,068,589 from incorporation and used cash in operations of $435,877. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Boynton Beach, Florida

July 25, 2007

- F2 -

Century Petroleum Corp.

(Formerly Som Resources, Inc.)

(An Exploration Stage Company)

Balance Sheet

(Expressed in US dollars)

April 30, 2007

ASSETS

Current Assets

Cash	$978,654
Prepaid expenses and other current assets	100,540

Total Current Assets	1,079,194

Property and Equipment, net	4,275
Intangible Assets, net	13,227
Oil and Gas Interest (full cost method) (Note 3)	2,916,646

Total Assets	4,013,342

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	35,051
Accounts payable-related party	4,698
Accrued liabilities	158,562
Due to related party (Note 6(a))	2,000

Total Liabilities	200,311

Stockholders’ Equity

Preferred Stock, 7,000,000 shares authorized, $0.001 par value none issued and outstanding	–

Common Stock, 483,000,000 shares authorized, $0.001 par value 64,276,705 shares issued and outstanding	64,277

Additional Paid-in Capital	14,322,343

Deferred Compensation	(8,505,000)

Deficit Accumulated During the Exploration Stage	(2,068,589)

Total Stockholders’ Equity	3,813,031

Total Liabilities and Stockholders’ Equity	$4,013,342

(The Accompanying Notes are an Integral Part of These Financial Statements)

- F3 -

Century Petroleum Corp.

(Formerly Som Resources, Inc.)

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

	For the Year Ended	For the Year Ended	Accumulated From December 13, 2004 (Date of Inception)
	April 30,	April 30,	To April 30,
	2007	2006	2007

Revenue	$ –	$ –	$ –

Expenses

Consulting (Note 6(b))	1,281,500	–	1,281,500
Exploration costs and expenses	–	27,000	30,300
Impairment of mineral property costs	3,000	–	3,000
Impairment of oil and gas property	528,756	–	528,756
General and administrative	157,548	10,155	167,802
Professional fees	53,870	14,210	70,493

Total Operating Expenses	2,024,674	51,365	2,081,851

Operating Loss	$ (2,024,674)	$ (51,365)	$ (2,081,851)

Other Income (Expenses)

Foreign exchange gain (loss)	(25)	(3)	599
Interest income	12,663	–	12,663

Total Other Income (Expenses)	12,638	(3)	13,262

Loss Before Income Taxes	(2,012,036)	(51,368)	(2,068,589)

Provision for Income Taxes	–	–	–

Net Loss	(2,012,036)	(51,368)	(2,068,589)

Net Loss Per Share – Basic and Diluted	$ (0.03)	$ –	$ (0.04)

Weighted Average Number of Shares Outstanding	58,716,090	52,653,770	48,425,280

(The Accompanying Notes are an Integral Part of These Financial Statements)

- F4 -

Century Petroleum Corp.

(Formerly Som Resources Inc.)

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

	For the Year Ended April 30, 2007	For the Year Ended April 30, 2006	Accumulated From December 13, 2004 (Date of Inception) to April 30, 2007

Operating Activities

Net loss	$ (2,012,036)	$ (51,368)	$ (2,068,589)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	2,937	–	2,937
Impairment loss on mineral property	3,000	–	3,000
Impairment loss on oil and gas properties	528,756	–	528,756
Stock-based compensation	1,102,500	–	1,102,500

Change in operating assets and liabilities:
Prepaid expenses and deposits	(98,443)	–	(98,443)
Accounts payable and accrued liabilities	34,808	(1,108)	36,113
Accounts payable-related party	4,698	–	4,698

Net Cash Used in Operating Activities	(435,877)	(52,476)	(489,028)

Investing Activities

Purchase of property and equipment	(4,965)	–	(4,965)
Purchase of mineral property interest	–	–	(3,000)
Purchase of oil and gas interest	(3,447,499)	–	(3,447,499)
Website development costs	(15,474)	–	(15,474)

Net Cash Used in Investing Activities	(3,467,938)	–	(3,470,938)

Financing Activities

Advances from related party	–	2,000	2,000
Proceeds from issuance of common stock	4,880,000	300	4,936,620

Net Cash Provided by Financing Activities	4,880,000	2,300	4,938,620

Increase (Decrease) in Cash	978,282	(50,176)	978,654

Cash and Cash Equivalents - Beginning of Period	372	50,548	–

Cash and Cash Equivalents - End of Period	$ 978,654	$ 372	$ 978,654

Non-Cash Financing Activities
Shares issued for consulting services	945,000	–	945,000

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

- F5 -

Century Petroleum Corp.

(Formerly Som Resources Inc.)

(An Exploration Stage Company)

Statement of Stockholders’ Equity

For the Period from December 13, 2004 (Date of Inception) to April 30, 2007

(Expressed in US dollars)

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Deferred	Exploration
	Shares	Amount	Capital	Compensation	Stage	Total
	#	$	$	$	$	$

Balance – December 13, 2004 (Date of Inception)	–	–	–	–	–	–

Common stock issued to founders for cash at $0.000143 per share	45,640,000	45,640	(39,120)	–	–	6,520

Common stock issued for cash at $0.00714 per share	6,972,000	6,972	42,828	–	–	49,800

Net loss for the period	–	–	–	–	(5,185)	(5,185)

Balance – April 30, 2005	52,612,000	52,612	3,708	–	(5,185)	51,135

Common stock issued for cash at $0.00714 per share	42,000	42	258	–	–	300

Net loss for the year	–	–	–	–	(51,368)	(51,368)

Balance – April 30, 2006	52,654,000	52,654	3,966	–	(56,553)	67

Common stock issued for cash at $0.478 per share	4,609,997	4,610	2,200,390	–	–	2,205,000

Common stock issued for cash at $1.00 per share	425,000	425	424,575	–	–	425,000

Common stock issued for cash at $1.25 per share	600,000	600	749,400	–	–	750,000

Common stock issued for cash at $2.01 per share	248,756	249	499,751	–	–	500,000

Common stock issued for cash at $2.05 per share	243,902	244	499,756	–	–	500,000

Common stock issued for consulting services	5,000,000	5,000	9,445,000	(8,505,000)	–	945,000

Common stock issued for cash at $1.01 per share	495,050	495	499,505	–	–	500,000

Net loss for the period	–	–	–	–	(2,012,036)	(2,012,036)

Balance – April 30, 2007	64,276,705	64,277	14,322,343	(8,505,000)	(2,068,589)	(3,813,031)

On August 9, 2006, the Company effected a seven (7) for one (1) forward stock split of the authorized, issued and outstanding stock. All share amounts have been retroactively adjusted for all periods presented.

(The Accompanying Notes are an Integral Part of These Financial Statements)

- F6 -

Century Petroleum Corp.

(Formerly Som Resources Inc.)

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

1.	Summary of Significant Accounting Policies and Organization
a)	Organization

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

b)	Use of Estimates

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

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

d)	Mineral Property Interests

The Company has been in the exploration stage since its inception and has not yet realized any revenues from its planned operations. Pursuant to SFAS No. 141 and SFAS No. 142, as amended by EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”, mineral interests associated with other than owned properties are classified as tangible assets. Mineral property interests will be amortized using the units-of-production method when production at each project commences. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

e)	Oil and Gas Interests

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of April 30, 2007, the Company’s property has unproven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

- F7 -

Century Petroleum Corp.

(Formerly Som Resources Inc.)

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

1.	Summary of Significant Accounting Policies and Organization (continued)
e)	Oil and Gas Interests (continued)

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

For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test. As at April 30, 2007, the Company had no properties with proven reserves.

f)	Property and Equipment

Property and equipment consists of computer equipments, is recorded at cost and is being amortized on a straight-line basis over their estimated life of three years.

g)	Website Development Costs

The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) No. 00-2, “Accounting for Website Development Costs”.

Costs associated with the website consist primarily of web site design costs. These capitalized costs are amortized based on their estimated useful life of three years. Payroll and related costs have not been capitalized, as the amounts principally relate to maintenance. Internal costs related to the development of website content will be charged to operations as incurred.

h)	Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

- F8 -

Century Petroleum Corp.

(Formerly Som Resources Inc.)

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

1.	Summary of Significant Accounting Policies and Organization (continued)
i)	Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of April 30, 2007, the Company had a net operating loss carryforward of approximately $965,000 available to offset future taxable income through 2026. The valuation allowance at April 30, 2007 was approximately $337,800. The net change in the valuation allowance for the period ended April 30, 2007 was an increase of $318,000.

j)	Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of April 30, 2007, the effect of 6,622,705 (2006 – 0) stock purchase warrants was anti dilutive and not included in the calculation of dilutive net loss.

k)	Recent Accounting Pronouncements

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

- F9 -

Century Petroleum Corp.

(Formerly Som Resources Inc.)

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

1.	Summary of Significant Accounting Policies and Organization (continued)
k)	Recent Accounting Pronouncements (continued)

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s financial statements.

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

j)	Foreign Currency Translation

The Company uses US dollars as its functional and reporting currency. The Company has gains and losses arising as a result of translations of the Canadian funds deposited into US dollars. These gains and losses are included in operations.

k)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

l)	Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. At April 30, 2007, the Company had $878,654 (2006 - $0) in excess of FDIC limits.

- F10 -

Century Petroleum Corp.

(Formerly Som Resources Inc.)

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

2.	Acquisition of Mineral Property Interest

On April 10, 2005, the Company acquired 100% interest in the one mineral claim known as the Hermosa Prospect Latitude located in the State of Nevada, USA, for the purchase price of $3,000. During the fiscal year ended April 30, 2007, the Company abandoned the property and recognized an impairment loss of $3,000 related to this property.

3.	Acquisition of Oil and Gas Interest
a)

On June 15, 2006, the Company acquired a 100% working interest and a 75% net revenue interest in certain oil and gas properties consisting of 32 leases totaling 1,224 gross acres located in Louisiana in consideration for $2,000,000. The leases all have three year terms with expiration dates ranging from November, 2008 to March, 2009. As of April 30, 2007 the Company has capitalized $2,058,383 of costs related to its interest.

b)

On August 10, 2006, the Company acquired all of the right, title and interest to any leases on a property located in DeWitt County, Texas covered under a Participation Agreement dated September 1, 2005. The Company paid $512,750 to earn its interest, subject to a 2% carried working interest. On October 25, 2006, this lease agreement was terminated and the Company recognized an impairment of $528,756 related to this property, which included the Company’s share of drilling costs.

c)

On November 1, 2006, the Company entered into an agreement to acquire a 4% interest in an oil and gas property and applicable leases located in southern Louisiana. The Company paid $222,552 as consideration which included prospect fees and property expenses. During the fiscal year ended April 30, 2007, the Company incurred an additional $1,296 of lease costs and $582,403 of property expenses.

d)

On March 1, 2007, the Company entered into a participation agreement and joint operating agreement with Houston Energy, Inc. (“Houston”) and Red Willow Offshore, LLC. (“Red Willow”) to purchase an undivided 8.92353% before casing point and 7.585% after casing point interest on Houston and Red Willow’s Shadyside Prospect located in St. Mary Parish, Louisiana. At April 30, 2007, the Company paid $52,012 towards their share of G&G reimbursement and land costs incurred to date.

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

- F11 -

Century Petroleum Corp.

(Formerly Som Resources Inc.)

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

4.	Stockholders’ Equity (continued)
f)

On January 15, 2007, the Company issued 5,000,000 restricted shares of common stock to the President of the Company at a fair value of $1.89 per share. The shares are held in escrow by the Company and 250,000 shares are released at the end of each three-month period immediately following the effective date of the employment agreement dated October 1, 2006. As at April 30, 2007, 500,000 shares with a fair value of $945,000 were released from escrow and charged to consulting, and an additional $157,500 of stock-based compensation was accrued and charged to consulting. Refer to Note 7(a).

g)

On January 25, 2007, the Company accepted stock subscriptions for 243,902 units at a price of $2.05 per unit for cash proceeds of $500,000. Each unit consists of one post split common share and one share purchase warrant. Each common share purchase warrant is exercisable into one post split common share at a price of $3.075 per share for a period of 36 months.

h)

On April 30, 2007, the Company accepted stock subscriptions for 495,050 units at a price of $1.01 per unit for cash proceeds of $500,000. Each unit consists of one post split common share and one share purchase warrant. Each common share purchase warrant is exercisable into one post split common share at a price of $1.515 per share for a period of 36 months.

5.	Warrants

A summary of the changes in the Company’s share purchase warrants is presented below:

	April 30, 2007		April 30, 2006
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Balance, beginning of year	–	–	–	–
Issued	6,622,705	1.64	–	–
Exercised	–	–	–	–
Forfeited / Expired	–	–	–	–

Balance, end of period	6,622,705	1.64	–	–

6.	Related Party Transactions
a)

During the fiscal year ended April 30, 2006, the former President of the Company advanced $2,000 to the Company. At April 30, 2007, a balance of $4,698 is due to a related party for expense reimbursement and is non-interest bearing, unsecured and has no specific terms of repayment.

b)	During the fiscal year ended April 30, 2007, the Company paid $100,000 for consulting services provided by the former President of the Company.
c)	During the fiscal year ended April 30, 2007, the Company paid $79,000 for services provided by the President of the Company.
d)	Refer to Note 7(a).

7.	Commitments
a)

On October 1, 2006 (the “effective date”), the Company hired an employee for the position of President and CEO. The contract is for a period of twelve months, and is renewable. On January 11, 2007, the contract was amended to increase the remuneration from $10,000 per month to $11,000 per month, and to increase the number of common shares to be issued from 3,000,000 shares to 5,000,000 shares of common stock. The shares are to be held in escrow by the Company and will vest and be earned as follows: 250,000 shares at the end of each three-month period immediately following the effective date. The shares have an aggregate fair value of $9,450,000. As at April 30, 2007, 500,000 shares with a fair value of $945,000 were released from escrow and charged to consulting, and an additional $157,500 of stock-based compensation was accrued and charged to consulting.

- F12 -

Century Petroleum Corp.

(Formerly Som Resources Inc.)

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

7.	Commitments (continued)
b)	On October 10, 2006, the Company signed an agreement to rent office space in Houston, Texas beginning November 1, 2006 for a period of 12 months at $800 per month.
c)

On December 15, 2006, the Company entered into a share issuance agreement for share subscriptions up to $5,000,000. The subscriber shall make available to the Company by way of advances up to $5,000,000 until December 15, 2009. Upon receipt of the advances, the Company shall issue units of the Company at a price equal to 75% of volume weighted average closing price of the Company (ticket symbol “CYPE.OB”) during the 10 previous trading days according to Yahoo! Finance at http://finance.yahoo.com. Each unit consists of one common share of the Company and one share purchase warrant. Each whole warrant may be exercised within three years of the date of issuance to the purchaser at a price equal to 150% of subscription price. At April 30, 2007, the Company received cash proceeds of $1,500,000 and issued 987,708 units. Refer to Note 9(d) and (e).

8.	Going Concern

As reflected in the accompanying financial statements, the Company is in the Exploration stage with no operations, has a deficit accumulated during the exploration stage of $2,068,589 from inception and used cash from Operations of $435,877 for the fiscal year ended April 30, 2007. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

9.	Subsequent Event
a)

On May 8, 2007, the Company entered into a letter of intent with CTC Minerals, Inc. wherein the Company has agreed to purchase a 10% interest in the Alligator Bayou Prospect located in Matagorda and Brazoria Counties, Texas. The acquisition is subject to, among other things, entering into a definitive agreement and economic analysis, land and title review and any additional due diligence requirements.

b)

On May 24, 2007, the Company entered into an agreement to appoint an individual as a member of the Company’s Advisory Board. The Individual agreed to provide advisory services to the Company for an indefinite period, or until terminated by either party, in consideration for 62,500 restricted shares of common stock at the end of every financial quarter of the Company in which the individual serves as a member of the Company’s Advisory Board.

c)

On June 1, 2007, the Company entered into an agreement to appoint an individual as a member of the Company’s Advisory Board. The Individual agreed to provide advisory services to the Company for an indefinite period, or until terminated by either party, in consideration for 37,500 restricted shares of common stock at the end of every financial quarter of the Company in which the individual serves as a member of the Company’s Advisory Board.

d)

On July 2, 2007, the Company received an advance of $500,000, pursuant to the share issuance agreement described in Note 7(c). As consideration for the cash advance, the Company issued 961,538 units at a deemed price of $0.52 per unit. Each unit consists of one common share and one share purchase warrant. Each whole warrant is exercisable within three years of the date of issuance at a price of $0.78 per share.

e)

On July 16, 2007, the Company received an advance of $1,000,000, pursuant to the share issuance agreement described in Note 7(c). As consideration for the cash advance, the Company issued 1,785,714 units at a deemed price of $0.56 per unit. Each unit consists of one common share and one share purchase warrant. Each whole warrant is exercisable within three years of the date of issuance at a price of $0.835 per share.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being April 30, 2007. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and our company’s treasurer. Based upon that evaluation, our company's president and our company’s treasurer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

As at July 12, 2007, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
James B. Hersch	President, Chief Executive Officer and Director	55	October 1, 2006
Johannes T. Petersen	Secretary, Treasurer and Director	34	May 15, 2006

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

James B. Hersch – President, Chief Executive Officer and Director

Mr. Hersch was appointed President, Chief Executive Officer and a director on October 1, 2006.

Since 1996 Mr. Hersch has held various positions with Anadarko Petroleum Corporation, including Exploration Manager, Project Geologist and most recently as Project Manager. Mr. Hersch also held positions with Anadarko China and Exxon Company. Mr. Hersch has extensive experience in risk management, geological exploration, development, project management, joint ventures, strategic planning, prospecting and drilling.

Johannes T. Petersen – Secretary, Treasurer and Director

Mr. Petersen was appointed as President, Treasurer, Secretary and a director on May 15, 2006. On October 1, 2006, Mr. Petersen resigned as President of our company.

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

Mr. Petersen currently sits on the board of directors of Reflection Oil & Gas Partners Ltd, a private UK company of which he was a founder, Century Petroleum Corp., a private U.S. company of which he was a founder, and Hainan Mining Corporation Ltd., a private UK company of which he was a founder.

Mr. Petersen formerly worked in Lima, Peru for the following companies: Peru Scan Trading, Credibolsa SAB, Banco de Credito del Peru and CONASEV (Peruvian equivalent of the SEC).

Audit Committee and Audit Committee Financial Expert

We do not have an Audit Committee, our board of directors performs the functions of an Audit Committee. The current size of our board of directors does not facilitate the establishment of a separate committee.

Our board of directors has determined that it does not have a member of the audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B.

We believe that our board of directors is capable of analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of the issues reasonably expected to be raised by our company. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Other Committees of the Board

Compensation Committee

We do not have a compensation committee.

Nominating Committee

We do not have a Nominating Committee, our entire board of directors perform the functions of a Nominating Committee and oversee the process by which individuals may be nominated to our board of directors.

The current size of our board of directors does not facilitate the establishment of a separate committee. We hope to establish a separate Nominating Committee consisting of independent directors, if the number of our directors is expanded.

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

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

Code of Ethics

On July 25, 2007, our board of directors confirmed the adoption of our Code of Ethics and Business Conduct that applies to, among other persons, our company's chief executive officer, president and chief financial officer (being our principal executive officer, principal financial officer and principal accounting officer), as well as persons performing similar functions. As adopted, our Code of Ethics and Business Conduct sets forth written standards that are designed to deter wrongdoing and to promote:

1.             honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.             full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;

4.             the prompt internal reporting of violations of the Code of Ethics and Business Conduct to an appropriate person or persons identified in the Code of Ethics and Business Conduct; and

5.	accountability for adherence to the Code of Ethics and Business Conduct.

Our Code of Ethics and Business Conduct requires, among other things, that all of our company's senior officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Ethics and Business Conduct emphasizes that all employees have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Ethics and Business Conduct by another.

Our Code of Ethics and Business Conduct is being filed with the Securities and Exchange Commission as Exhibit 14.1 to this annual report on Form 10-KSB. We will provide a copy of the Code of Ethics and Business Conduct to any person without charge, upon request. Requests can be sent to: Century Petroleum Corp., 9595 Six Pines Drive, Suite 8210, Building 8, Level 2, The Woodlands, TX 77380.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended April 30, 2007, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 10.	Executive Compensation.

The particulars of compensation paid to the following persons:

•	our principal executive officer;
•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended April 30, 2007 who had total compensation exceeding $100,000; and
•

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our years ended April 30, 2007, 2006 and 2005, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
James B. Hersch(1) President and Chief Executive Officer	2007 2006 2005	$74,000 N/A N/A	$5,000 N/A N/A	$1,102,500 N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	$1,181,500 N/A N/A
Johannes T. Petersen(2) Secretary and Treasurer	2007 2006 2005	$100,000 Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	$100,000 Nil Nil
Eric John Plexman(3) former President, and Chief Executive Officer	2007 2006 2005	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Gary Fife(4) former Chief Financial Officer and Treasurer	2007 2006 2005	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
(1)	Mr. Hersch was appointed President and Chief Executive Officer on October 1, 2006.
(2)	Mr. Petersen was appointed President, Treasurer and Secretary on May 15, 2006 and resigned as President on October 1, 2006.
(3)	Mr. Plexman resigned as an officer and director on May 15, 2006.
(4)	Mr. Fife resigned as an officer and director on May 15, 2006.

Employment/Consulting Agreements

On October 1, 2006 we entered into an executive employment agreement with James B. Hersch wherein we have agreed to pay Mr. Hersch a monthly fee of US$10,000 and we have agreed to issue to Mr. Hersch 3,000,000 restricted shares of common stock issuable on October 1, 2006. The shares shall be held in escrow and 250,000 shares shall vest at the end of each three-month period immediately following October 1, 2006.

On January 11, 2007 we entered into an amendment agreement with Jame B. Hersch which agreement amends the executive employment agreement entered into on October 1, 2006. Under the amendment agreement, we have agreed to pay Mr. Hersch a monthly fee of US$11,000 and we have agreed to issue to Mr. Hersch 5,000,000 restricted shares of common stock issuable on October 1, 2006. The shares shall be held in escrow and 250,000 shares shall vest at the end of each three-month period immediately following October 1, 2006

Other than as set out above, we have not entered into any employment or consulting agreements with any of our current officers, directors or employees.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

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

Stock Options and Stock Appreciation Rights

From the date of inception to April 30, 2007, we did not grant any stock options or stock appreciation rights to any of our directors or officers and there were no stock options or stock appreciation rights outstanding on April 30, 2007.

We currently do not have a stock option plan.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings We did not pay director's fees or other cash compensation for services rendered as a director in the year ended April 30, 2007.

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

As of July 12, 2007, there were 64,276,705 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock. The number of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and any shares which the individual has the right to acquire within 60 days of July 12, 2007 through the exercise of any stock option or other right. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Johannes Petersen 2 Eaton Gate London SW1W 9BJ United Kingdom	25,900,000	40.29%
James B. Hersch 27 South Chandler Creek Circle The Woodlands, TX 77381	5,000,000(1)	7.78%
Banque SCS Alliance S.A. Route De Chancy PO Box 64 Geneva 8 1211 Swizterland	5,209,997	8.11%
Directors and Executive Officers as a Group (2 people)	30,900,000	48.07%
(1)

Includes all of the 5,000,000 shares issued under an employment agreement dated October 1, 2006 with James B. Hersch. The 5,000,000 are held in escrow and are released every 3 months, of which 750,000 have been released to Mr. Hersch.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

Corporate Governance

We currently act with two (2) directors, consisting of James B. Hersch and Johannes T. Petersen.

We have determined that we current do not have any independent directors, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Our board of directors currently does not have any committees.

Item 13.	Exhibits

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on July 8, 2005).
3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on July 8, 2005).
(10)	Material Contracts
10.1	Purchase and Sale Agreement dated April 10, 2005 between our company and Multi Metal Mining Corp. (incorporated by reference from our Form SB-2 Registration Statement, filed on July 8, 2005).
10.2	Asset Purchase Agreement dated June 15, 2006 between our company and Site Drilling Force Limited (BVI) (incorporated by reference from our Current Report on Form 8-K, filed on June 20, 2006).
10.3	Assignment dated August 10, 2006 (incorporated by reference from our Current Report on Form 8-K, filed on August 17, 2006).
10.4	Executive Employment Agreement with James B. Hersch (incorporated by reference from our Current Report on Form 8-K, filed on October 5, 2006).
10.5	Amendment Agreement with James B. Hersch (incorporated by reference from our Current Report on Form 8-K, filed on January 17, 2007).
10.6	Share Issuance Agreement dated the 15th day of December 2006 (incorporated by reference from our Current Report on Form 8-K, filed on December 19, 2006).
10.7	Letter of Intent with Houston Energy, Inc. and Red Willow Offshore, LLC dated February 16, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on February 26, 2007).
10.8	Purchase and sale agreement with CTC Minerals, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 25, 2007).
(14)	Code of Ethics
14.1*	Code of Ethics and Business Conduct
(31)	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James B. Hersch.
(32)	906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James B. Hersch.

*Filed herewith

Item 14.	Principal Accountant Fees and Services

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended April 30, 2007 and April 30, 2006:

Services	2007	2006
Audit fees	$9,094	$14,210
Tax fees	$Nil	$Nil
All other fees	$Nil	$Nil

Total fees	$9,094	$14,210

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Webb Company, P.A. for the fiscal years ended April 2007 and 2006 in connection with statutory and regulatory filings or engagements.

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

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Webb & Company, P.A. is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee (the functions of which are performed by our entire board of directors); or
•

entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

Our board of directors pre-approve all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our board of directors either before or after the respective services were rendered.

Our board of directors have considered the nature and amount of fees billed by Webb & Company, P.A. and believe that the provision of services for activities unrelated to the audit is compatible with maintaining Webb & Company, P.A.’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY PETROLEUM CORP.

By: /s/ James B. Hersch

James B. Hersch

President, Chief Executive Officer and Director

Principal Executive Officer

Date: July 30, 2007.

By: /s/ Johannes T. Petersen

Johannes T. Petersen

Secretary, Treasurer and Director

(Principal Financial Officer and

Principal Accounting Officer)

Date: July 30, 2007.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CENTURY PETROLEUM CORP.

By: /s/ James B. Hersch

James B. Hersch

President, Chief Executive Officer and Director

Principal Executive Officer

Date: July 30, 2007.

By: /s/ Johannes T. Petersen

Johannes T. Petersen

Secretary, Treasurer and Director

(Principal Financial Officer and

Principal Accounting Officer)

Date: July 30, 2007.