Form 10QSB
period 2007-07-31
Century Petroleum Corp.
filed 2007-09-14
CIK 1332042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended July 31, 2007
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from [	] to [	]

Commission file number   333-126490

CENTURY PETROLEUM CORP.
(Name of small business issuer in its charter)

Nevada	47-0950123
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9595 Six Pines, Building 8, Level 2, Suite 8210 The Woodlands, TX	77380
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number   (832) 631.6061

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

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

64,276,705 common shares issued and outstanding as of September 4, 2007

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒.

Item 1.	Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to the Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholder’s equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2007 are not necessarily indicative of the results that can be expected for the year ending April 30, 2008.

Century Petroleum Corp.

(An Exploration Stage Company)

Century Petroleum Corp.

(An Exploration Stage Company)

July 31, 2007

Century Petroleum Corp.

(An Exploration Stage Company)

Balance Sheet

(Expressed in US dollars)

(unaudited)

July 31, 2007

ASSETS

Current Assets

Cash	$420,223
Prepaid expenses and other current assets	64,041

Total Current Assets	484,264

Property and Equipment, net	3,862
Intangible Assets, net	11,927
Oil and Gas Interest (full cost method) (Note 3)	4,942,347

Total Assets	$5,442,400

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$122,377
Accounts payable-related party (Note 6(a))	100
Accrued liabilities	168,688
Due to related party (Note 6(a))	2,000

Total Liabilities	293,165

Stockholders’ Equity

Preferred Stock, 7,000,000 shares authorized, $0.001 par value none issued and outstanding	–

Common Stock, 483,000,000 shares authorized, $0.001 par value 64,276,705 shares issued and outstanding	64,277

Additional Paid-in Capital	14,322,343

Common Stock Subscribed (2,800,585 shares to be issued)	1,554,399

Deferred Compensation	(8,032,500)

Deficit Accumulated During the Exploration Stage	(2,759,284)

Total Stockholders’ Equity	5,149,235

Total Liabilities and Stockholders’ Equity	$5,442,400

(The Accompanying Notes are an Integral Part of These Financial Statements)

Century Petroleum Corp.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the Three Months Ended	For the Three Months Ended	Accumulated From December 13, 2004 (Date of Inception)
	July 31,	July 31,	To July 31,
	2007	2006	2007

Revenue	$ –	$ –	$ –

Expenses

Consulting (Note 6(b))	589,899	10,000	1,871,399
Exploration costs and expenses	–	–	30,300
Impairment of mineral property costs	–	–	3,000
Impairment of oil and gas property	–	–	528,756
General and administrative	91,328	2,412	259,130
Professional fees	15,601	16,227	86,094

Total Operating Expenses	696,828	28,639	2,778,679

Operating Loss	(696,828)	(28,639)	(2,778,679)

Other Income (Expenses)

Foreign exchange gain (loss)	(408)	99	191
Interest income	6,541	929	19,204

Total Other Income (Expenses)	6,133	1,028	19,395

Loss Before Income Taxes	(690,695)	(27,611)	(2,759,284)

Provision for Income Taxes	–	–	–

Net Loss	$ (690,695)	$ (27,611)	$ (2,759,284)

Net Loss Per Share – Basic and Diluted	$ (0.01)	$ –

Weighted Average Number of Shares Outstanding	64,870,948	55,059,216

(The Accompanying Notes are an Integral Part of These Financial Statements)

Century Petroleum Corp.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	For the Three Months Ended July 31, 2007	For the Three Months Ended July 31, 2006	Accumulated From December 13, 2004 (Date of Inception) to July 31, 2007

Operating Activities

Net loss	$ (690,695)	$ (27,611)	$ (2,759,284)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	1,713	–	4,650
Impairment loss on mineral property	–	–	3,000
Impairment loss on oil and gas properties	–	–	528,756
Stock-based compensation	526,899	–	1,629,399

Change in operating assets and liabilities:
Prepaid expenses and deposits	34,402	–	(64,041)
Accounts payable and accrued liabilities	(13,166)	12,063	22,947
Accounts payable-related party	–	–	4,698

Net Cash Used in Operating Activities	(140,847)	(15,548)	(629,875)

Investing Activities

Purchase of property and equipment	–	–	(4,965)
Purchase of mineral property interest	–	–	(3,000)
Purchase of oil and gas interest	(1,912,986)	(2,000,000)	(5,360,485)
Website development costs	–	–	(15,474)

Net Cash Used in Investing Activities	(1,912,986)	(2,000,000)	(5,383,924)

Financing Activities

Advances from related party	–	1,950	2,000
Repayment to related party	(4,598)	–	(4,598)
Proceeds from issuance of common stock	–	2,205,000	4,936,620
Proceeds from common stock subscribed	1,500,000	–	1,500,000

Net Cash Provided by Financing Activities	1,495,402	2,206,950	6,434,022

Increase (Decrease) in Cash	(558,431)	191,402	420,223

Cash and Cash Equivalents - Beginning of Period	978,654	372	–

Cash and Cash Equivalents - End of Period	$ 420,223	$ 191,774	$ 420,223

Non-Cash Financing Activities
Shares issued for consulting services	$ 526,899	–	$ 1,629,399

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

Century Petroleum Corp.

(An Exploration Stage Company)

Statement of Stockholders’ Equity

For the Period from December 13, 2004 (Date of Inception) to July 31, 2007

(Expressed in US dollars)

(unaudited)

						Deficit
						Accumulated
			Additional		Common	During the
	Common Stock		Paid-in	Deferred	Stock	Exploration
	Shares	Amount	Capital	Compensation	Subscribed	Stage	Total
	#	$	$	$	$	$	$

Balance – December 13, 2004 (Date of Inception)	–	–	–	–	–	–	–

Common stock issued to founders for cash at $0.000143 per share	45,640,000	45,640	(39,120)	–	–	–	6,520

Common stock issued for cash at $0.00714 per share	6,972,000	6,972	42,828	–	–	–	49,800

Net loss for the period	–	–	–	–	–	(5,185)	(5,185)

Balance – April 30, 2005	52,612,000	52,612	3,708	–	–	(5,185)	51,135

Common stock issued for cash at $0.00714 per share	42,000	42	258	–	–	–	300

Net loss for the year	–	–	–	–	–	(51,368)	(51,368)

Balance – April 30, 2006	52,654,000	52,654	3,966	–	–	(56,553)	67

Common stock issued for cash at $0.478 per share	4,609,997	4,610	2,200,390	–	–	–	2,205,000

Common stock issued for cash at $1.00 per share	425,000	425	424,575	–	–	–	425,000

Common stock issued for cash at $1.25 per share	600,000	600	749,400	–	–	–	750,000

Common stock issued for cash at $2.01 per share	248,756	249	499,751	–	–	–	500,000

Common stock issued for cash at $2.05 per share	243,902	244	499,756	–	–	–	500,000

Common stock issued for consulting services	5,000,000	5,000	9,445,000	(8,505,000)	–	–	945,000

Common stock issued for cash at $1.01 per share	495,050	495	499,505	–	–	–	500,000

Net loss for the year	–	–	–	–	–	(2,012,036)	(2,012,036)

Balance – April 30, 2007	64,276,705	64,277	14,322,343	(8,505,000)	–	(2,068,589)	3,813,031

(The Accompanying Notes are an Integral Part of These Financial Statements)

Century Petroleum Corp.

(An Exploration Stage Company)

Statement of Stockholders’ Equity

For the Period from December 13, 2004 (Date of Inception) to July 31, 2007

(Expressed in US dollars)

(unaudited)

						Deficit
						Accumulated
			Additional		Common	During the
	Common Stock		Paid-in	Deferred	Stock	Exploration
	Shares	Amount	Capital	Compensation	Subscribed	Stage	Total
	#	$	$	$	$	$	$

Balance – April 30, 2007	64,276,705	64,277	14,322,343	(8,505,000)	–	(2,068,589)	3,813,0301

Common stock subscribed at $0.52 per share	961,538	–	–	–	500,000	–	500,000

Common stock subscribed at $0.56 per share	1,785,714	–	–	–	1,000,000	–	1,000,000

Common stock issuable for services at $1.02 per share	58,333	–	–	–	54,399	–	54,399

Amortization of deferred compensation	–	–	–	472,500	–	–	472,500

Net loss for the period	–	–	–	–	–	(690,695)	(690,695)

Balance – July 31, 2007	67,077,290	64,277	14,322,343	(8,032,500)	1,554,399	(2,759,284)	5,149,235

On August 9, 2006, the Company effected a seven (7) for one (1) forward stock split of the authorized, issued and outstanding stock. All share amounts have been retroactively adjusted for all periods presented

.

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

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of July 31, 2007, the Company’s property has unproven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

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

For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test. As at July 31, 2007, the Company had no properties with proven reserves.

g)	Property and Equipment

Property and equipment consists of computer equipments, is recorded at cost and is being amortized on a straight-line basis over their estimated life of three years.

h)	Website Development Costs

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

i)	Long-lived Assets

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

Century Petroleum Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

(unaudited)

1.       Summary of Significant Accounting Policies and Organization (continued)

j)	Income Taxes

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

k)	Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by SFAS No. 128, “Earnings Per Share.” As of July 31, 2007, the effect of 9,369,957 (July 31, 2006 – 4,609,997) stock purchase warrants was anti dilutive and not included in the calculation of dilutive net loss.

l)	Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

Century Petroleum Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

(unaudited)

1.       Summary of Significant Accounting Policies and Organization (continued)

m)	Recent Accounting Pronouncements (continued)

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

n)	Foreign Currency Translation

The Company uses US dollars as its functional and reporting currency. The Company has gains and losses arising as a result of translations of the Canadian funds deposited into US dollars. These gains and losses are included in operations.

o)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

p)	Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. At July 31, 2007, the Company had $320,223 in excess of FDIC limits.

Century Petroleum Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

(unaudited)

2.	Acquisition of Oil and Gas Interest
a)

On June 15, 2006, the Company acquired a 100% working interest and a 75% net revenue interest in certain oil and gas properties consisting of 32 leases totaling 1,224 gross acres located in Louisiana in consideration for $2,000,000. The leases all have three year terms with expiration dates ranging from November, 2008 to March, 2009. As of July 31, 2007 the Company has capitalized $2,058,383 of costs related to its interest.

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

c)

On November 1, 2006, the Company entered into an agreement to acquire a 4% interest in an oil and gas property and applicable leases located in southern Louisiana. The Company paid $222,552 as consideration which included prospect fees and property expenses. During the fiscal year ended April 30, 2007, the Company incurred an additional $1,296 of lease costs and $582,403 of drilling expenses. During the three month period ended July 31, 2007, the Company incurred an additional $3,634 of lease costs and $200,105 of drilling expenses.

d)

On March 1, 2007, the Company entered into a participation agreement and joint operating agreement with Houston Energy, Inc. (“Houston”) and Red Willow Offshore, LLC. (“Red Willow”) to purchase an undivided 8.92353% before casing point and 7.585% after casing point interest on Houston and Red Willow’s Shadyside Prospect located in St. Mary Parish, Louisiana. At April 30, 2007, the Company paid $52,012 towards their share of G&G reimbursement and land costs incurred to date. During the three month period ended July 31, 2007, the Company incurred an additional $17,414 of lease costs and $717,839 of drilling expenses.

e)

On July 10, 2007, the Company entered into a purchase and sale agreement with CTC Minerals, Inc. whereby the Company agreed to purchase a 10% interest in the Alligator Bayou Prospect located in Matagorda and Brazoria Counties, Texas, for a purchase price of $800,000. At July 25, 2007, the Company has capitalized $286,710 of costs related to its interest.

3.	Stockholders’ Equity
a)

On January 15, 2007, the Company issued 5,000,000 restricted shares of common stock to the President of the Company at a fair value of $1.89 per share. The shares are held in escrow by the Company and 250,000 shares are released at the end of each three-month period immediately following the effective date of the employment agreement dated October 1, 2006. During the three month period ended July 31, 2007, 250,000 shares with a fair value of $472,500 were released from escrow and charged to consulting. Refer to Note 6(a).

b)

On May 24, 2007, the Company entered into an agreement to appoint an individual as a member of the Company’s Advisory Board. The Individual agreed to provide advisory services to the Company for an indefinite period, or until terminated by either party, in consideration for 37,500 restricted shares of common stock at the end of every financial quarter of the Company in which the individual serves as a member of the Company’s Advisory Board. At July 31, 2007, the Company recognized $28,899 of consulting fees and the amount is included in common stock subscribed.

c)

On June 1, 2007, the Company entered into an agreement to appoint an individual as a member of the Company’s Advisory Board. The Individual agreed to provide advisory services to the Company for an indefinite period, or until terminated by either party, in consideration for 37,500 restricted shares of common stock at the end of every financial quarter of the Company in which the individual serves as a member of the Company’s Advisory Board. At July 31, 2007, the Company recognized $25,500 of consulting fees and the amount is included in common stock subscribed.

d)

On July 2, 2007, the Company received $500,000 pursuant to the share issuance agreement described in Note 6(c). As consideration for the cash, the Company will issue 961,538 units at a deemed price of $0.52 per unit. Each unit consists of one common share and one share purchase warrant. Each whole warrant is exercisable within three years of the date of issuance at a price of $0.78 per share. At July 31, 2007, the amount is included in common stock subscribed.

Century Petroleum Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

(unaudited)

3.    Stockholders’ Equity (continued)

e)

On July 16, 2007, the Company received an advance of $1,000,000, pursuant to the share issuance agreement described in Note 6(c). As consideration for the cash advance, the Company will issue 1,785,714 units at a deemed price of $0.56 per unit. Each unit consists of one common share and one share purchase warrant. Each whole warrant is exercisable within three years of the date of issuance at a price of $0.835 per share. At July 31, 2007, the amount is included in common stock subscribed.

4.	Warrants

A summary of the changes in the Company’s share purchase warrants is presented below:

	July 31, 2007		April 30, 2007
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Balance, beginning of year	6,622,705	1.64	–	–
Issued	961,538.78		6,622,705	1.64
Issued	1,785,714.84
Exercised	–	–	–	–
Forfeited / Expired	–	–	–	–

Balance, end of period	9,369,957.82		6,622,705	1.64

5.	Related Party Transactions
a)

During the fiscal year ended April 30, 2006, the former President of the Company advanced $2,000 to the Company. At July 31, 2007, a balance of $100 is due to a related party for expense reimbursement and is non-interest bearing, unsecured and has no specific terms of repayment.

b)	During the three month period ended July 31, 2007, the Company paid $30,000 for consulting services provided by the former President of the Company.
c)	During the three month period ended July 31, 2007, the Company paid $33,000 for services provided by the President of the Company.
d)	Refer to Notes 6(a), (d) and (e).

6.	Commitments
a)

On October 1, 2006 (the “effective date”), the Company hired an employee for the position of President and CEO. The contract is for a period of twelve months, and is renewable. On January 11, 2007, the contract was amended to increase the remuneration from $10,000 per month to $11,000 per month, and to increase the number of common shares to be issued from 3,000,000 shares to 5,000,000 shares of common stock. The shares are to be held in escrow by the Company and will vest and be earned as follows: 250,000 shares at the end of each three-month period immediately following the effective date. The shares have an aggregate fair value of $9,450,000. During the fiscal year ended April 30, 2007, 500,000 shares with a fair value of $945,000 were released from escrow and charged to consulting, and an additional $157,500 of stock-based compensation was accrued and charged to consulting. For the three month period ended July 31, 2007, 250,000 shares with a fair value of $472,500 were released from escrow and charged to consulting.

b)	On October 10, 2006, the Company signed an agreement to rent office space in Houston, Texas beginning November 1, 2006 for a period of 12 months at $800 per month.

Century Petroleum Corp.

(An Exploration Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

(unaudited)

6.    Commitments (continued)

c)

On December 15, 2006, the Company entered into a share issuance agreement for share subscriptions up to $5,000,000. The subscriber shall make available to the Company by way of advances up to $5,000,000 until December 15, 2009. Upon receipt of the advances, the Company shall issue units of the Company at a price equal to 75% of volume weighted average closing price of the Company (ticket symbol “CYPE.OB”) during the 10 previous trading days according to Yahoo! Finance at http://finance.yahoo.com. Each unit consists of one common share of the Company and one share purchase warrant. Each whole warrant may be exercised within three years of the date of issuance to the purchaser at a price equal to 150% of subscription price. During the fiscal year ended April 30, 2007, the Company received cash proceeds of $1,500,000 and issued 987,708 units. During the three month period ended July 31, 2007, the Company received cash proceeds of $1,500,000 and will issue 2,747,252 units. At July 31, 2007, the proceeds are included in common stock subscribed.

d)

On May 24, 2007, the Company entered into an agreement to appoint an individual as a member of the Company’s Advisory Board. The Individual agreed to provide advisory services to the Company for an indefinite period, or until terminated by either party, in consideration for 37,500 restricted shares of common stock at the end of every financial quarter of the Company in which the individual serves as a member of the Company’s Advisory Board. At July 31, 2007, the Company recognized $28,899 of consulting fees and the amount is included in common stock subscribed.

e)

On June 1, 2007, the Company entered into an agreement to appoint an individual as a member of the Company’s Advisory Board. The Individual agreed to provide advisory services to the Company for an indefinite period, or until terminated by either party, in consideration for 37,500 restricted shares of common stock at the end of every financial quarter of the Company in which the individual serves as a member of the Company’s Advisory Board. At July 31, 2007, the Company recognized $25,500 of consulting fees and the amount is included in common stock subscribed.

7.	Going Concern

As reflected in the accompanying financial statements, the Company is in the Exploration stage with no operations, has a deficit accumulated during the exploration stage of $2,759,284 from inception and used cash from Operations of $140,847 for the three month period ended July 31, 2007. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our principal executive offices are located at 9595 Six Pines, Building 8, Level 2, Suite 8210, The Woodlands, Texas 77380. Our telephone number is 832.631.6061. We do not have any subsidiaries.

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

On February 16, 2007, we entered into a letter of intent with Houston Energy, Inc. and Red Willow Offshore, LLC. wherein we have agreed to purchase an undivided 8.92353% before casing point and 7.585% after casing point interest on the Shadyside Prospect located in St. Mary Parish, Louisiana. The final participation agreement and joint operating agreement for the prospect were signed in May 2007 and drilling operations started in July 2007. Target depth was reached in September 2007 and evaluation is pending. Red Willow Offshore LLC is the operator of this well.

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

Oil and gas exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. We have only recently commenced the initial phase of exploration on some of our prospects. Once we have completed each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Even if we complete our proposed exploration programs on our properties, and we are successful in identifying an oil, gas and/or mineral deposit or reserve, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable oil, gas and/or mineral deposit or reserve.

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

Date	Amount Advanced	Shares Issued		Warrants Issued
		Shares	Price	Warrants	Price	Expiry
10 January 2007	$500,000	248,756	2.01	248,756	3.015	10 January 2010
25 January 2007	$500,000	243,902	2.05	243,902	3.075	25 January 2010
23 April 2007	$500,000	495,050	1.01	495,050	1.510	23 April 2010
02 July 2007	$500,000	961,538	0.52	961,538	0.780	02 July 2010
16 July 2007	$1,000,000	1,785,714	0.56	1,785,714	0.835	16 July 2010

Employees

As of July 31, 2007, we had no employees other than our directors and officers.

We engage directors and contractors from time to time to supply work on specific corporate business and exploration programs.

On October 1, 2006, we entered into an agreement with Mr. Hersch, our President and Chief Executive Officer, wherein we have agreed to pay Mr. Hersch a monthly fee of US$10,000 and we have agreed to issue to Mr. Hersch 3,000,000 restricted shares of common stock issuable on October 1, 2006. On January 11, 2007 we entered into an amendment agreement with Mr. Hersch. Under the amendment agreement, we have agreed to pay Mr. Hersch a monthly fee of US$11,000 and we have agreed to issue 5,000,000 restricted shares of common stock issuable on October 1, 2006. The shares shall be held in escrow and 250,000 shares shall vest at the end of each three-month period immediately following October 1, 2006. As of July 31, 2007, all of the 5,000,000 shares have been issued, 750,000 of these shares have been delivered to Mr. Hersch pursuant to the amendment agreement and the remaining shares are being held in escrow.

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

For the next twelve months we intend to carry out a program of exploration and maintain our status with respect to the mineral rights on our properties. We are preparing to test the Thunder Stud prospect before the last quarter of calendar year 2007. The Shadyside Farm prospect has reached target depth and evaluation is pending. The Alligator Bayou prospect is expected to be drilled on the last quarter of calendar year 2007 or first quarter of calendar year 2008.

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

Three months ended July 31, 2007 compared to three months ended July 31, 2006

At July 31, 2007, we had working capital of $191,099, compared to working capital of $174,456 as at July 31, 2006.

At July 31, 2007, our total current assets were $484,264 which consisted of cash of $420,223 and prepared expenses and other current assets of $64,041 compared to current assets of $191,774 as at July 31, 2006.

At July 31, 2007, our total current liabilities were $293,165 compared to total current liabilities of $17,318 as at July 31, 2006.

Operating expenses for the three months ended July 31, 2007 were $696,828 compared to $28,639 as at July 31, 2006, an increase of $668,189. The principal components for the increase of our operating expenses for the three months ended July 31, 2007 compared to the three months ended July 31, 2006 were consulting expenses, general and administrative expenses and professional fees.

At July 31, 2007, we had cash on hand of $420,223 compared to $191,774 as at July 31, 2006.

Cash Requirements

For the next twelve months we intend to focus primarily on a program of exploration on the Thunder Stud, Shadyside and Alligator Bayou prospects. These endeavors will cost approximately $3,000,000.

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

As of July 31, 2007, we had working capital of $191,099. We have no income from operations. We will require additional funds to implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We will also need more funds if the costs of the exploration of our oil, gas and mineral claims are greater than we have anticipated. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for further financing, other than as previously described above with E&P Investments, and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing.

Going Concern

Due to our being an exploration stage company and not having generated revenues, in the Notes to our financial statements for the year ended April 30, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have historically incurred losses, and through July 31, 2007 have incurred losses of $2,759,284 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, bank financing and/or advances from related parties or shareholder loans.

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

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations. While we have arranged for advances of up to $5,000,000 from E&P Investments GmbH by way of a share issuance agreement entered into on December 15, 2006, and while we have received advances of $1,500,000 during the period ended July 31, 2007, there can be no assurances that we will receive any further funds from E&P Investments.

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

Our company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, we capitalize all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of July 31, 2007, our property has unproven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made our company will assess annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

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

For unproven properties, our company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, our company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment we consider factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. Our company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test. As at July 31, 2007, we had no properties with proven reserves.

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

We had cash in the amount of $420,223 and working capital of $301,717 as at July 31, 2007. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our properties currently under lease and option. Any direct acquisition of the claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the properties. The requirements are substantial. While we have arranged for advances of up to $5,000,000 from E&P Investments GmbH by way of a share issuance agreement entered into on December 15, 2006, and while we have received advances for $1,500,000 during the quarter ended July 31, 2007 and $3,000,000 from December 15, 2006 to July 31, 2007, there can be no assurances that we will receive any further funds from E&P Investments. Obtaining additional financing would be subject to a number of factors, including market prices for resources, investor acceptance of our properties and investor sentiment. These factors may negatively affect the timing, amount, terms or conditions of any additional financing available to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this annual report and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated in December 2004 and to date have been involved primarily in organizational activities and limited exploration activities. Before we are able to generate revenue, we will incur substantial operating and exploration expenditures. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to July 31, 2007 is $2,759,284. We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

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

Our management carried out an evaluation, under the supervision and with the participation of management, including our President, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon the foregoing, our President concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended July 31, 2007.

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

On May 24, 2007, we entered into an agreement to appoint an individual as a member of our Advisory Board. The Individual agreed to provide advisory services to our company for an indefinite period, or until terminated by either party, in consideration for 37,500 restricted shares of common stock at the end of every financial quarter of our company in which the individual serves as a member of our Advisory Board. As of the date of this Quarterly Report on Form 10-QSB, the common shares have not yet been issued.

On June 1, 2007, we entered into an agreement to appoint an individual as a member of our Advisory Board. The Individual agreed to provide advisory services to our company for an indefinite period, or until terminated by either party, in consideration for 37,500 restricted shares of common stock at the end of every financial quarter of our company in which the individual serves as a member of our Advisory Board. As of the date of this Quarterly Report on Form 10-QSB, the common shares have not yet been issued.

On July 2, 2007, we gave notice to E&P Investments GmbH, for an advance of $500,000, pursuant to a share issuance agreement with E&P Investments GmbH, dated December 15, 2006. As consideration for the cash advance, we issued to E&P Investments GmbH 961,538 units at a deemed price of $0.52 per unit. Each unit consists of one common share and one common shares purchase warrant. We issued all of the 961,538 common shares to a non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on

Regulation S and/or Section 4(2) of the Securities Act of 1933. As of the date of this Quarterly Report on Form 10-QSB, the common shares have not yet been issued.

On July 16, 2007, we gave notice to E&P Investments GmbH, for an advance of $1,000,000, pursuant to a share issuance agreement with E&P Investments GmbH, dated December 15, 2006. As consideration for the cash advance, we issued to E&P Investments GmbH 1,785,714 units at a deemed price of $0.56 per unit. Each unit consists of one common share and one common shares purchase warrant. We issued all of the 1,785,714 common shares to a non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. As of the date of this Quarterly Report on Form 10-QSB, the common shares have not yet been issued.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

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

* filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY PETROLEUM CORP.

By: /s/ James B. Hersch

James B. Hersch

President

Principal Executive Officer

Date: September 14, 2007.

By: /s/ Johannes T. Petersen

Johannes T. Petersen

Chief Financial Officer and Secretary

Principal Accounting Officer

Date: September 14, 2007.