Form 10QSB
period 2007-10-31
Century Petroleum Corp.
filed 2007-12-17
CIK 1332042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended October 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 333-126490

CENTURY PETROLEUM CORP.
(Name of small business issuer in its charter)

Nevada	47-0950123
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9595 Six Pines, Building 8, Level 2, Suite 8210
The Woodlands, TX	77380
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (832) 631.6061

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

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

Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes [ ] No [X ]

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

68,743,071 common shares issued and outstanding as of December 15, 2007

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to the Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholder’s equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended October 31, 2007 are not necessarily indicative of the results that can be expected for the year ending April 30, 2008.

Century Petroleum Corp.
(An Exploration Stage Company)

Century Petroleum Corp.
(An Exploration Stage Company)
Balance Sheet
(Expressed in US dollars)
(unaudited)

October 31,
2007
ASSETS
Current Assets
Cash	$414,661
Prepaid expenses and other current assets	50,475
Total Current Assets	465,136
Property and Equipment, net	3,448
Intangible Assets, net	10,627
Oil and Gas Interest (full cost method) (Note 2)	5,711,655
Total Assets	$6,190,866

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$13,218
Accounts payable-related party (Note 5(a))	100
Accrued liabilities	158,177
Due to related party (Note 5(a))	2,000
Total Liabilities	173,495
Stockholders’ Equity
Preferred Stock, 7,000,000 shares authorized, $0.001 par value
none issued and outstanding	–
Common Stock, 483,000,000 shares authorized, $0.001 par value
68,743,071 shares issued and outstanding	68,743
Additional Paid-in Capital	16,817,877
Common Stock Subscribed (128,333 shares to be issued)	101,383
Deferred Compensation	(7,560,000)
Deficit Accumulated During the Exploration Stage	(3,410,632)
Total Stockholders’ Equity	6,017,371
Total Liabilities and Stockholders’ Equity	$6,190,866

(The Accompanying Notes are an Integral Part of These Financial Statements)

Century Petroleum Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

					Accumulated
	For the	For the	For the	For the	From
	Three Months	Three Months	Six Months	Six Months	December 13, 2004
	Ended	Ended	Ended	Ended	(Date of Inception)
	October 31,	October 31,	October 31,	October 31,	To October 31,
	2007	2006	2007	2006	2007

Revenue	$–	$–	$–	$–	$–

Expenses
Consulting (Note 6)	582,484	197,500	1,172,383	207,500	2,453,883
Exploration costs and expenses	–	–	–	–	30,300
Impairment of mineral property costs	–	–	–	–	3,000
Impairment of oil and gas property	–	528,756	–	528,756	528,756
General and administrative	62,611	28,101	153,939	30,513	321,741
Professional fees	7,946	8,611	23,547	24,838	94,040
Total Operating Expenses	653,041	762,968	1,349,869	791,607	3,431,720
Operating Loss	(653,041)	(762,968)	(1,349,869)	(791,607)	(3,431,720)
Other Income (Expenses)
Foreign exchange gain (loss)	–	(151)	(408)	(52)	191
Interest income	1,693	2,073	8,234	3,002	20,897
Total Other Income (Expenses)	1,693	1,922	7,826	2,950	21,088
Loss Before Income Taxes	(651,348)	(761,046)	(1,342,043)	(788,657)	(3,410,632)
Provision for Income Taxes	–	–	–	–	–
Net Loss	$(651,348)	$(761,046)	$(1,342,043)	$(788,657)	$(3,410,632)
Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted Average Number of Shares
Outstanding	65,137,664	57,658,834	64,707,185	56,359,025

(The Accompanying Notes are an Integral Part of These Financial Statements)

Century Petroleum Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

			Accumulated
			From
	For the	For the	December 13,
	Six Months	Six Months	2004
	Ended	Ended	(Date of Inception)
	October 31,	October 31,	to October 31,
	2007	2006	2007

Operating Activities

Net loss	$(1,342,043)	$(788,657)	$(3,410,632)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	3,427	–	6,364
Impairment loss on mineral property	–	–	3,000
Impairment loss on oil and gas properties	–	528,756	528,756
Stock-based compensation	1,046,383	157,500	2,148,883

Change in operating assets and liabilities:

Prepaid expenses and deposits	47,968	(800)	(50,475)
Accounts payable and accrued liabilities	(25,957)	93,032	10,156
Accounts payable-related party	–	–	4,698
Net Cash Used in Operating Activities	(270,222)	(10,169)	(759,250)

Investing Activities
Purchase of property and equipment	–	–	(4,965)
Purchase of mineral property interest	–	–	(3,000)
Purchase of oil and gas interest	(2,789,173)	(2,530,022)	(6,236,672)
Website development costs	–	–	(15,474)
Net Cash Used in Investing Activities	(2,789,173)	(2,530,022)	(6,260,111)

Financing Activities
Advances from related party	–	1,265	2,000
Repayment to related party	(4,598)	–	(4,598)
Proceeds from issuance of common stock	2,500,000	3,380,000	7,436,620
Net Cash Provided by Financing Activities	2,495,402	3,381,265	7,434,022
Increase (Decrease) in Cash	(563,993)	841,074	414,661
Cash and Cash Equivalents - Beginning of Period	978,654	372	–
Cash and Cash Equivalents - End of Period	$414,661	$841,446	$414,661

Non-Cash Financing Activities
Shares issued for consulting services	$1,046,383	$157,500	$2,148,883

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

Century Petroleum Corp.
(An Exploration Stage Company)
Statement of Stockholders’ Equity
For the Period from December 13, 2004 (Date of Inception) to October 31, 2007
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

(The Accompanying Notes are an Integral Part of These Financial Statements)

Century Petroleum Corp.
(An Exploration Stage Company)
Statement of Stockholders’ Equity
For the Period from December 13, 2004 (Date of Inception) to October 31, 2007
(Expressed in US dollars)
(unaudited)

						Deficit
						Accumulated
			Additional		Common	During the
	Common Stock		Paid-in	Deferred	Stock	Exploration
	Shares	Amount	Capital	Compensation	Subscribed	Stage	Total
	#	$	$	$	$	$	$
Balance – April 30, 2007	64,276,705	64,277	14,322,343	(8,505,000)	–	(2,068,589)	3,813,031
Common stock issued for cash at $0.52 per
share	1,923,076	1,923	998,077	–	–	–	1,000,000
Common stock issued for cash at $0.56 per
share	1,785,714	1,786	998,214	–	–	–	1,000,000
Common stock issued for cash at $0.66 per
share	757,576	757	499,243	–	–	–	500,000
Common stock issuable for services at $0.79
per share	–	–	–	–	101,383	–	101,383
Amortization of deferred compensation	–	–	–	945,000	–	–	945,000
Net loss for the period	–	–	–	–	–	(1,342,043)	(1,342,043)
Balance – October 31, 2007	68,743,071	68,743	16,817,877	(7,560,000)	101,383	(3,410,632)	6,017,371

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

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of October 31, 2007, the Company’s property has unproven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

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

For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test. As at October 31, 2007, the Company had no properties with proven reserves.

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

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by SFAS No. 128, “Earnings Per Share.” As of October 31, 2007, the effect of 11,089,071 (October 31, 2006 – 5,634,997) stock purchase warrants was anti dilutive and not included in the calculation of dilutive net loss.

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

Century Petroleum Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(unaudited)

1.	Summary of Significant Accounting Policies and Organization (continued)

	l)	Recent Accounting Pronouncements (continued)

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

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Century Petroleum Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(unaudited)

1.	Summary of Significant Accounting Policies and Organization (continued)

	m)	Foreign Currency Translation

The Company uses US dollars as its functional and reporting currency. The Company has gains and losses arising as a result of translations of the Canadian funds deposited into US dollars. These gains and losses are included in operations.

	n)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

	o)	Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. At October 31, 2007, the Company had $314,661 in excess of FDIC limits.

Century Petroleum Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(unaudited)

2.	Acquisition of Oil and Gas Interest

a)

On June 15, 2006, the Company acquired a 100% working interest and a 75% net revenue interest in certain oil and gas properties consisting of 32 leases totaling 1,224 gross acres located in Louisiana in consideration for $2,000,000. The leases all have three year terms with expiration dates ranging from November, 2008 to March, 2009. As of October 31, 2007 the Company has capitalized $2,058,383 of costs related to its interest.

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

c)

On November 1, 2006, the Company entered into an agreement to acquire a 4% interest in an oil and gas property and applicable leases located in southern Louisiana. The Company paid $222,552 as consideration which included prospect fees and property expenses. During the fiscal year ended April 30, 2007, the Company incurred an additional $1,296 of lease costs and $582,403 of drilling expenses. During the six month period ended October 31, 2007, the Company incurred an additional $27,519 of lease costs and $631,636 of drilling expenses. On October 25, 2007, the Company increased its working interest in certain objectives of Well No. 1 to 5.44%.

d)

On March 1, 2007, the Company entered into a participation agreement and joint operating agreement with Houston Energy, Inc. (“Houston”) and Red Willow Offshore, LLC. (“Red Willow”) to purchase an undivided 8.92353% before casing point and 7.585% after casing point interest on the Shadyside Prospect located in St. Mary Parish, Louisiana. At April 30, 2007, the Company paid $52,012 towards their share of G&G reimbursement and land costs incurred to date. During the six month period ended October 31, 2007, the Company incurred an additional $17,414 of lease costs and $997,653 of drilling expenses. In September 2007, the Company increased its working interest after casing point to 15.17%.

e)

On July 10, 2007, the Company entered into a purchase and sale agreement with CTC Minerals, Inc. whereby the Company agreed to purchase a 10% interest in the Alligator Bayou Prospect located in Matagorda and Brazoria Counties, Texas, for a purchase price of $800,000. At October 31, 2007, the Company has capitalized $320,787 of costs related to its interest.

3.	Stockholders’ Equity

a)

On January 15, 2007, the Company issued 5,000,000 restricted shares of common stock to the President of the Company at a fair value of $1.89 per share. The shares are held in escrow by the Company and 250,000 shares are released at the end of each three-month period immediately following the effective date of the employment agreement dated October 1, 2006. During the six month period ended October 31, 2007, 500,000 shares with a fair value of $945,000 were released from escrow and charged to consulting. Refer to Note 6(a).

b)

On May 24, 2007, the Company entered into an agreement to appoint an individual as a member of the Company’s Advisory Board. The Individual agreed to provide advisory services to the Company for an indefinite period, or until terminated by either party, in consideration for 37,500 restricted shares of common stock at the end of every financial quarter of the Company in which the individual serves as a member of the Company’s Advisory Board. During the six month period ended October 31, 2007, the Company recognized $52,008 of consulting fees and the amount is included in common stock subscribed.

c)

On June 1, 2007, the Company entered into an agreement to appoint an individual as a member of the Company’s Advisory Board. The Individual agreed to provide advisory services to the Company for an indefinite period, or until terminated by either party, in consideration for 37,500 restricted shares of common stock at the end of every financial quarter of the Company in which the individual serves as a member of the Company’s Advisory Board. During the six month period ended October 31, 2007, the Company recognized $49,375 of consulting fees and the amount is included in common stock subscribed.

d)

On July 2, 2007, the Company issued 961,538 units at a deemed price of $0.52 per unit in consideration for $500,000 pursuant to the share issuance agreement described in Note 6(c). Each unit consists of one common share and one share purchase warrant. Each whole warrant is exercisable within three years of the date of issuance at a price of $0.78 per share.

Century Petroleum Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(unaudited)

3.	Stockholders’ Equity (continued)

e)

On October 12, 2007, the Company issued 961,538 units at a deemed price of $0.52 per unit in consideration for $500,000 pursuant to the share issuance agreement described in Note 6(c). Each unit consists of one common share and one share purchase warrant. Each whole warrant is exercisable within three years of the date of issuance and are exercisable at a price of $0.78 per share.

f)

On July 16, 2007, the Company issued 1,785,714 units at a deemed price of $0.56 per unit in consideration for $1,000,000 pursuant to the share issuance agreement described in Note 6(c). Each unit consists of one common share and one share purchase warrant. Each whole warrant is exercisable within three years of the date of issuance at a price of $0.835 per share.

g)

On October 22, 2007, the Company issued 757,576 units at a deemed price of $0.66 per unit in consideration for $500,000 pursuant to the share issuance agreement described in Note 6(c). Each unit consists of one common share and one share purchase warrant. Each whole warrant is exercisable within three years of the date of issuance at a price of $0.99 per share.

4.	Warrants

A summary of the changes in the Company’s share purchase warrants is presented below

	October 31, 2007		April 30, 2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price

Balance, beginning of year	6,622,705	1.64	–	–
Issued	4,466,366	0.84	6,622,705	1.64
Exercised	–	–	–	–
Forfeited / Expired	–	–	–	–

Balance, end of period	11,089,071	1.32	6,622,705	1.64

5.	Related Party Transactions

a)

During the fiscal year ended April 30, 2006, the former President of the Company advanced $2,000 to the Company. At October 31, 2007, a balance of $100 is due to a related party for expense reimbursement and is non-interest bearing, unsecured and has no specific terms of repayment.

	b)	During the six month period ended October 31, 2007, the Company paid $60,000 for consulting services provided by the former President of the Company.

	c)	During the six month period ended October 31, 2007, the Company paid $66,000 for services provided by the President of the Company.

	d)	Refer to Notes 6(a), (d) and (e).

6.	Commitments

a)

On October 1, 2006 (the “effective date”), the Company hired an employee for the position of President and CEO. The contract is for a period of twelve months, and is renewable. On January 11, 2007, the contract was amended to increase the remuneration from $10,000 per month to $11,000 per month, and to increase the number of common shares to be issued from 3,000,000 shares to 5,000,000 shares of common stock. The shares are to be held in escrow by the Company and will vest and be earned as follows: 250,000 shares at the end of each three-month period immediately following the effective date. The shares have an aggregate fair value of $9,450,000. During the fiscal year ended April 30, 2007, 500,000 shares with a fair value of $945,000 were released from escrow and charged to consulting, and an additional $157,500 of stock-based compensation was accrued and charged to consulting. For the six month period ended October 31, 2007, 500,000 shares with a fair value of $945,000 were released from escrow and charged to consulting.

	b)	On October 10, 2006, the Company signed an agreement to rent office space in Houston, Texas beginning November 1, 2006 for a period of 12 months at $800 per month.

Century Petroleum Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(unaudited)

6.	Commitments (continued)

c)

On December 15, 2006, the Company entered into a share issuance agreement for share subscriptions up to $5,000,000. The subscriber shall make available to the Company by way of advances up to $5,000,000 until December 15, 2009. Upon receipt of the advances, the Company shall issue units of the Company at a price equal to 75% of volume weighted average closing price of the Company (ticket symbol “CYPE.OB”) during the 10 previous trading days according to Yahoo! Finance at http://finance.yahoo.com. Each unit consists of one common share of the Company and one share purchase warrant. Each whole warrant may be exercised within three years of the date of issuance to the purchaser at a price equal to 150% of subscription price. During the fiscal year ended April 30, 2007, the Company received cash proceeds of $1,500,000 and issued 987,708 units. During the six month period ended October 31, 2007, the Company received cash proceeds of $2,500,000 and issued 4,466,366 units.

d)

On May 24, 2007, the Company entered into an agreement to appoint an individual as a member of the Company’s Advisory Board. The Individual agreed to provide advisory services to the Company for an indefinite period, or until terminated by either party, in consideration for 37,500 restricted shares of common stock at the end of every financial quarter of the Company in which the individual serves as a member of the Company’s Advisory Board. During the six month period ended October 31, 2007, the Company recognized $52,008 of consulting fees and the amount is included in common stock subscribed.

e)

On June 1, 2007, the Company entered into an agreement to appoint an individual as a member of the Company’s Advisory Board. The Individual agreed to provide advisory services to the Company for an indefinite period, or until terminated by either party, in consideration for 37,500 restricted shares of common stock at the end of every financial quarter of the Company in which the individual serves as a member of the Company’s Advisory Board. During the six month period ended October 31, 2007, the Company recognized $49,375 of consulting fees and the amount is included in common stock subscribed.

7.	Going Concern

As reflected in the accompanying financial statements, the Company is in the Exploration stage with no operations, has a deficit accumulated during the exploration stage of $3,410,632 from inception and used cash from Operations of $270,222 for the six month period ended October 31, 2007. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our common stock is listed for quotation on the OTC Bulletin Board under the symbol “CYPE”.

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

On June 15, 2006, we acquired a 100% working interest and 75% net revenue interest in certain oil and gas properties, located in Beauregard Parish, Louisiana, from Site Drilling Force Limited (BVI). To date, we have only conducted preliminary geological and geophysical studies on the Beauregard Parish leases. At the close of the quarter ended October 31, 2007, we had spent $2,058,309 on the acquisition of these leases, lease renewals and geological studies.

On November 1, 2006, we entered into an agreement whereby we acquired from Kossic Oil & Gas LP, a 4% working interest in the Thunder Stud Prospect, located in southern Louisiana. On October 25, 2007 the Company increased its working interest in certain geologic objectives of well No. 1 to 5.44% . Drilling on the property began in late January 2007 and operations are being carried out by Sterling Energy plc. Target depth for well No. 1 was reached in May 2007 and petrophysical analysis suggests that multiple pay horizons were encountered. As of December 15, 2007 the well No. 1 was undergoing a production test to determine its commercial viability. At the close of the quarter ended October 31, 2007, we had spent $1,465,406 on the acquisition of the project, lease renewals, drilling, completion and testing costs for this well.

On February 16, 2007, we entered into a letter of intent with Houston Energy, Inc. and Red Willow Offshore, LLC. wherein we agreed to purchase an undivided 8.92353% before casing point and 7.585% after casing point interest on the Shadyside Prospect located in St. Mary Parish, Louisiana. The final participation agreement and joint operating agreement for the prospect were signed in May 2007 and drilling operations started in July 2007. Target depth was reached in September 2007. At this time, the Company increased its working interest after casing point to 15.17% . As of December 15, 2007 the well was undergoing a production test to determine its commercial viability. At the close of the quarter ended October 31, 2007, we had spent $1,067,079 on the acquisition of the project, lease renewals, drilling, completion and testing costs for this well. In September 2007, Neumin Production Company replaced Red Willow Offshore LLC as the operator of this well.

On May 8, 2007, we entered into a letter of intent with CTC Minerals, Inc. wherein we agreed to purchase a 10% interest in the Alligator Bayou Prospect located in Matagorda and Brazoria Counties, Texas. On July 12, 2007 we entered into a final purchase and sale agreement with CTC Minerals. At the close of the quarter ended October 31, 2007, we had spent $1,120,787 on the acquisition of the project, lease rentals and geological studies related to this prospect.

Our plan of operation is to conduct exploration work on our properties and prospects in order to ascertain whether they possess economic quantities of minerals and/or hydrocarbons in accordance with available funds. There can be no assurance that an economic hydrocarbon reserve exists on any of our prospects until appropriate exploration work is completed.

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

On December 15, 2006 we entered into a share issuance agreement with E&P Investments GmbH wherein E&P Investments has agreed to advance up to $5,000,000 to our company. Each advance shall be in an aggregate of not less than $500,000 and in integral multiples of $500,000. In consideration for the advances, we agreed to issue to E&P Investments units of our company, each unit consisting of one share and one share purchase warrant. Each warrant shall entitle E&P Investments to purchase one additional share at an exercise price equal to 150% of the unit price at which the unit containing the warrant being exercised was issued, for a period of three years from the date such warrant is issued. The following advances have been made pursuant to our agreement with E&P Investments:

Date of Advance Request	Amount Advanced	Shares Issued		Warrants Issued
		Shares	Price	Warrants	Price	Expiry
10 January 2007	$ 500,000	248,756	2.01	248,756	3.015	10 January 2010
25 January 2007	$ 500,000	243,902	2.05	243,902	3.075	25 January 2010
23 April 2007	$ 500,000	495,050	1.01	495,050	1.510	23 April 2010
02 July 2007	$ 500,000	961,538	0.52	961,538	0.780	02 July 2010
16 July 2007	$ 1,000,000	1,785,714	0.56	1,785,714	0.835	16 July 2010
14 September 2007	$ 500,000	961,538	0.52	961,538	0.78	10 October 2010
22 October 2007	$ 500,000	757,576	0.66	757,576	0.99	22 October 2010

Employees

As of October 31, 2007, we had no employees other than our directors and officers.

We engage directors and contractors from time to time to supply work on specific corporate business and exploration programs.

On October 1, 2006, we entered into an agreement with Mr. Hersch, our President and Chief Executive Officer, wherein we have agreed to pay Mr. Hersch a monthly fee of US$10,000 and we have agreed to issue to Mr. Hersch 3,000,000 restricted shares of common stock issuable on October 1, 2006. On January 11, 2007 we entered into an amendment agreement with Mr. Hersch. Under the amendment agreement, we have agreed to pay Mr. Hersch a monthly fee of US$11,000 and we have agreed to issue 5,000,000 restricted shares of common stock issuable on October 1, 2006. The shares shall be held in escrow and 250,000 shares shall vest at the end of each three-month period immediately following October 1, 2006. As of October 31, 2007, all of the 5,000,000 shares have been issued, 1,000,000 of these shares have been delivered to Mr. Hersch pursuant to the amendment agreement and the remaining shares are being held in escrow.

On May 24, 2007, the Company entered into an agreement to appoint Mr. Michael Cochran as a member of the Company’s Advisory Team. Mr. Cochran agreed to provide advisory services to the Company for an indefinite period, or until terminated by either party, in consideration for 37,500 restricted shares of common stock at the end of every financial quarter of the Company in which he serves as a member of the Company’s Advisory Team.

On June 1, 2007, the Company entered into an agreement to appoint an Mr. John Seitz as a member of the Company’s Advisory Team. Mr. Seitz agreed to provide advisory services to the Company for an indefinite period, or until terminated by either party, in consideration for 37,500 restricted shares of common stock at the end of every financial quarter of the Company in which he serves as a member of the Company’s Advisory Team.

Consultants are retained on the basis of ability and experience. Except as set forth above, there is no preliminary agreement or understanding existing or under contemplation by us (or any person acting on our behalf) concerning any aspect of our operations pursuant to which any person would be hired, compensated or paid a finder’s fee.

Competition

The oil and gas industry is intensely competitive. Despite competition amongst oil and gas producers, there is a strong market for any oil or gas that may be removed from our properties. While it is unlikely that we will discover a reserve on our properties, if we do, the value of such properties will be influenced by the market price for hydrocarbons. These prices, to some degree, are influenced by the amount of oil and/or gas sold by advanced oil and gas companies.

In the oil and gas exploration sector, our competitive position is insignificant. There are numerous oil and gas exploration companies with substantially more capital and resources that are able to secure ownership of oil and gas properties with a greater potential to host economic reserves. We are not able to compete with such companies. Instead, we will focus on developing our current portfolio of prospects in the hope that sufficient oil and gas will be found to justify our expenditures.

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

For the next twelve months we intend to carry out a program of exploration and maintain our status with respect to the mineral rights on our properties. The Thunder Stud and Shadyside Prospects have reached target depth and final evaluation is pending. The Alligator and El Grande prospects are expected to be drilled on the first half of calendar year 2008.

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

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been obtained +through the issuance of common stock, although we may use shareholder loans, advances from related parties, or borrowing in the future.

At October 31, 2007, we had working capital of $291,641, compared to working capital of $587,144 as at October 31, 2006.

At October 31, 2007, our total current assets were $465,136 which consisted of cash of $414,661 and prepaid expenses and other current assets of $50,475 compared to current assets of $842,246 as at October 31, 2006.

At October 31, 2007, our total current liabilities were $173,495 compared to total current liabilities of $255,102 as at October 31, 2006.

At October 31, 2007, we had cash on hand of $414,661 compared to $841,466 as at October 31, 2006.

Three months ended October 31, 2007 compared to three months ended October 31, 2006

Operating expenses for the three months ended October 31, 2007 were $653,041 compared to $762,968 as at October 31, 2006, a decrease of $109,927. The principal components for the decrease of our operating expenses for the three months ended October 31, 2007 compared to the three months ended October 31, 2006 were an increase in consulting expenses, of $384,984, offset by a decrease of $528,756 of impairment of mineral property costs.

Six months ended October 31, 2007 compared to six months ended October 31, 2006

Operating expenses for the six months ended October 31, 2007 were $1,349,869 compared to $791,607 as at October 31, 2006, an increase of $558,262. The principal components for the increase of our operating expenses for the six months ended October 31, 2007 compared to the six months ended October 31, 2006 were an increase in consulting expenses of $964,883 offset by a decrease in impairment expenses of $528,756.

Cash Requirements

For the next twelve months we intend to focus primarily on a program of exploration on the Thunder Stud, Shadyside and Alligator Bayou prospects. These endeavors will cost approximately $2,000,000.

We also intend to develop exploration programs for our other properties. To initiate exploration activities on our other properties, we will be required to raise substantial additional funding. While we have arranged for advances of up to $5,000,000 from E&P Investments GmbH by way of a share issuance agreement entered into on December 15, 2006, there can be no assurances that we will receive any additional funds from E&P Investments. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock or the issuance of convertible debt securities. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or issuance of debt securities to fund these exploration efforts.

As of October 31, 2007, we had working capital of $291,641. We have no income from operations. We will require additional funds to implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We will also need more funds if the costs of the exploration of our oil, gas and mineral claims are greater than we have anticipated. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for further financing, other than as previously described above with E&P Investments, and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing.

Going Concern

Due to our being an exploration stage company and not having generated revenues, in the Notes to our financial statements for the year ended April 30, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have historically incurred losses, and through October 31, 2007 have incurred losses of $3,410,632 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, bank financing and/or advances from related parties or shareholder loans.

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

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations. While we have arranged for advances of up to $5,000,000 from E&P Investments GmbH by way of a share issuance agreement entered into on December 15, 2006, and while we have received advances of $1,000,000 during the period ended October 31, 2007, there can be no assurances that we will receive any further funds from E&P Investments.

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

Our company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, we capitalize all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of October 31, 2007, our property has unproven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made our company will assess annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

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

For unproven properties, our company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, our company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment we consider factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. Our company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test. As at October 31, 2007, we had no properties with proven reserves.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on our company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on our company’s financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on our company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

We had cash in the amount of $414,661 and working capital of $291,641 as at October 31, 2007. We currently do not generate revenues from our operations. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our properties currently under lease and option. Any direct acquisition of the claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the properties. The requirements are substantial. While we have arranged for advances of up to $5,000,000 from E&P Investments GmbH by way of a share issuance agreement entered into on December 15, 2006, and while we have received advances for $1,000,000 during the quarter ended October 31, 2007 and $4,000,000 from December 15, 2006 to October 31, 2007, there can be no assurances that we will receive any further funds from E&P Investments. Obtaining additional financing would be subject to a number of factors, including market prices for resources, investor acceptance of our properties and investor sentiment. These factors may negatively affect the timing, amount, terms or conditions of any additional financing available to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this annual report and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated in December 2004 and to date have been involved primarily in organizational activities and limited exploration activities. Before we are able to generate revenue, we will incur substantial operating and exploration expenditures. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to October 31, 2007 is $3,410,632. We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

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

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the NASD’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

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

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

Item 3. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer (our president) and our principal accounting and financial officer (our chief financial officer and secretary) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of October 31, 2007, the end of the six month period year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 14, 2007, we gave notice to E&P Investments GmbH, for an advance of $500,000, pursuant to a share issuance agreement with E&P Investments GmbH, dated December 15, 2006. As consideration for the cash advance made in late September 2007, our directors approved, on October 10, 2007, the issuance of 961,538 units at a deemed price of $0.52 per unit to E&P Investments GmbH. Each unit consists of one common share and one common shares purchase warrant.

We issued all of the 961,538 common shares to a non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On October 22, 2007, we gave notice to E&P Investments GmbH, for an advance of $500,000, pursuant to a share issuance agreement with E&P Investments GmbH, dated December 15, 2006. As consideration for the cash advance, our directors approved the issuance of 757,576 units at a deemed price of $0.66 per unit to E&P Investments GmbH. Each unit consists of one common share and one common shares purchase warrant.

We issued all of the 757,576 common shares to a non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits Required by Item 601 of Regulation S-B.

Exhibit Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on July 8, 2005).

3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on July 8, 2005 ).

(10)	Material Contracts

10.1	Purchase and Sale Agreement dated April 10, 2005 between our company and Multi Metal Mining Corp. (incorporated by reference from our Form SB-2 Registration Statement, filed on July 8, 2005).

10.2	Asset Purchase Agreement dated June 15, 2006 between our company and Site Drilling Force Limited (BVI) (incorporated by reference from our Current Report on Form 8-K, filed on June 20, 2006).

10.3	Assignment dated August 10, 2006 (incorporated by reference from our Current Report on Form 8-K, filed on August 17, 2006).

10.4	Executive Employment Agreement with James B. Hersch (incorporated by reference from our Current Report on Form 8-K, filed on October 5, 2006).

10.5	Amendment Agreement with James B. Hersch (incorporated by reference from our Current Report on Form 8-K, filed on January 17, 2007).

10.6	Share Issuance Agreement dated the 15th day of December 2006 (incorporated by reference from our Current Report on Form 8-K, filed on December 19, 2006).

10.7	Letter of Intent with Houston Energy, Inc. and Red Willow Offshore, LLC dated February 16, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on February 26, 2007).

10.8	Purchase and sale agreement with CTC Minerals, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 25, 2007).

(31)	302 Certification

31.1 *	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James B. Hersch.

31.2 *	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Johannes T. Petersen.

(32)	906 Certification

32.1 *	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James B. Hersch.

32.2 *	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Johannes T. Petersen.

* filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY PETROLEUM CORP.

By: /s/ James B. Hersch
James B. Hersch
President Principal Executive Officer

Date: December 17, 2007.

By: /s/ Johannes T. Petersen
Johannes T. Petersen
Chief Financial Officer and Secretary
Principal Accounting Officer

Date: December 17, 2007.