Form 10QSB
period 2008-01-31
Century Petroleum Corp.
filed 2008-03-24
CIK 1332042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended January 31, 2008

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

Nil
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

68,743,071 common shares issued and outstanding as of March 4, 2008

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

Item 1.	Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to the Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholder’s equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended January 31, 2008 are not necessarily indicative of the results that can be expected for the year ending April 30, 2008.

Century Petroleum Corp.
(An Exploration Stage Company)

January 31, 2008

Century Petroleum Corp.
(An Exploration Stage Company)
Balance Sheet
(Expressed in US dollars)
(unaudited)

ASSETS
Current Assets
Cash	$262,656
Prepaid expenses and other current assets	156,259
Total Current Assets	418,915
Property and Equipment, net	5,416
Intangible Assets, net	9,327
Oil and Gas Interest (full cost method) (Note 2)	5,759,765
Total Assets	$6,193,423

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$178,693
Accounts payable-related party (Note 5(a))	100
Accrued liabilities	158,879
Due to related party (Note 5(a))	2,000
Total Liabilities	339,672
Stockholders’ Equity
Preferred Stock, 7,000,000 shares authorized, $0.001 par value
none issued and outstanding	–
Common Stock, 483,000,000 shares authorized, $0.001 par value
68,743,071 shares issued and outstanding	68,743
Additional Paid-in Capital	16,817,877
Common Stock Subscribed (203,333 shares to be issued)	199,366
Deferred Compensation	(7,087,500)
Deficit Accumulated During the Exploration Stage	(4,144,735)
Total Stockholders’ Equity	5,853,751
Total Liabilities and Stockholders’ Equity	$6,193,423

(The Accompanying Notes are an Integral Part of These Financial Statements)

Century Petroleum Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

					Accumulated
	For the	For the	For the	For the	From
	Three Months	Three Months	Nine Months	Nine Months	December 13, 2004
	Ended	Ended	Ended	Ended	(Date of Inception)
	January 31,	January 31,	January 31,	January 31,	To January 31,
	2008	2007	2008	2007	2008

Revenue	$–	$–	$–	$–	$–

Expenses
Consulting (Note 6)	658,483	538,500	1,830,866	746,000	3,112,366
Mineral property exploration costs	–	–	–	–	30,300
Impairment of mineral property costs	–	–	–	–	3,000
Impairment of oil and gas property	–	–	–	528,756	528,756
General and administrative	70,988	83,988	224,927	114,501	392,729
Professional fees	6,668	15,269	30,215	40,107	100,708
Total Operating Expenses	736,139	637,757	2,086,008	1,429,364	4,167,859
Operating Loss	(736,139)	(637,757)	(2,086,008)	(1,429,364)	(4,167,859)
Other Income (Expenses)
Foreign exchange gain (loss)	–	27	(408)	(25)	191
Interest income	2,036	4,184	10,270	7,186	22,933
Total Other Income	2,036	4,211	9,862	7,161	23,124
Loss Before Income Taxes	(734,103)	(633,546)	(2,076,146)	(1,422,203)	(4,144,735)
Provision for Income Taxes	–	–	–	–	–
Net Loss	$(734,103)	$(633,546)	$(2,076,146)	$(1,422,203)	$(4,144,735)
Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted Average Number of Shares
Outstanding	68,871,404	58,420,000	67,033,748	57,046,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Century Petroleum Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

			Accumulated
	For the	For the	From
	Nine Months	Nine Months	December 13, 2004
	Ended	Ended	(Date of Inception)
	January 31,	January 31,	to January 31,
	2008	2007	2008

Operating Activities
Net loss	$(2,076,146)	$(1,422,203)	$(4,144,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,221	276	8,158
Impairment loss on oil and gas properties	–	528,756	531,756
Stock-based compensation	1,616,866	630,000	2,561,866
Change in operating assets and liabilities:
Prepaid expenses and deposits	(57,816)	–	(156,259)
Accounts payable and accrued liabilities	(18,532)	8,453	337,572
Accounts payable-related party	(4,598)	–	100
Net Cash Used in Operating Activities	(535,005)	(254,718)	(861,542)
Investing Activities
Purchase of property and equipment	(2,680,993)	(3,235,999)	(6,314,422)
Net Cash Used in Investing Activities	(2,680,993)	(3,235,999)	(6,314,422)
Financing Activities
Advances from related party	–	1,338	2,000
Proceeds from issuance of common stock	2,500,000	2,955,000	7,436,620
Proceeds from common stock subscribed	–	1,425,000	–
Net Cash Provided by Financing Activities	2,500,000	4,381,338	7,438,620
Increase (Decrease) in Cash	(715,998)	890,621	262,656
Cash and Cash Equivalents - Beginning of Period	978,654	372	–
Cash and Cash Equivalents - End of Period	$262,656	$890,993	$262,656

Non-Cash Financing Activities
Shares issued for consulting services	$1,616,866	$472,500	$2,561,866
Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

Century Petroleum Corp.
(An Exploration Stage Company)
Statement of Stockholders’ Equity
For the Period from December 13, 2004 (Date of Inception) to January 31, 2008
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

(The Accompanying Notes are an Integral Part of These Financial Statements)

Century Petroleum Corp.
(An Exploration Stage Company)
Statement of Stockholders’ Equity
For the Period from December 13, 2004 (Date of Inception) to January 31, 2008
(Expressed in US dollars)
(unaudited)

						Deficit
						Accumulated
			Additional		Common	During the
	Common Stock		Paid-in	Deferred	Stock	Exploration
	Shares	Amount	Capital	Compensation	Subscribed	Stage	Total
	#	$	$	$	$	$	$
Balance – April 30, 2007	64,276,705	64,277	14,322,343	(8,505,000)	–	(2,068,589)	3,813,031
Common stock issued for cash at $0.52 per
share	1,923,076	1,923	998,077	–	–	–	1,000,000
Common stock issued for cash at $0.56 per
share	1,785,714	1,786	998,214	–	–	–	1,000,000
Common stock issued for cash at $0.66 per
share	757,576	757	499,243	–	–	–	500,000
Common stock issuable for services	–	–	–	–	199,366	–	199,366
Amortization of deferred compensation	–	–	–	1,417,500	–	–	1,417,500
Net loss for the period	–	–	–	–	–	(2,076,146)	(2,076,146)
Balance – January 31, 2008	68,743,071	68,743	16,817,877	(7,087,500)	199,366	(4,144,735)	5,853,751

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

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of January 31, 2008, one of the Company’s properties has unproven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

Century Petroleum Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(unaudited)

1.	Summary of Significant Accounting Policies and Organization (continued)

	f)	Oil and Gas Interests (continued)

Once the Company has evaluated its properties as proven, the costs are transferred to the full cost pool. The Company then applies a ceiling test to the capitalized cost in the full cost pool. The ceiling test limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves, based on current economic and operating conditions. Specifically, the Company computes the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: (A) The present value of estimated future net revenue computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus (B) the cost of property not being amortized; plus (C) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less (D) income tax effects related to differences between the book and tax basis of the property.

For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test. As at January 31, 2008, the Company had no properties with proven reserves.

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

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by SFAS No. 128, “Earnings Per Share.” As of January 31, 2008, the effect of 11,089,071 (January 31, 2007 – 6,127,655) stock purchase warrants was anti dilutive and not included in the calculation of dilutive net loss.

	l)	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

n)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

o)	Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. At January 31, 2008, the Company had $162,656 in excess of FDIC limits.

1.	Acquisition of Oil and Gas Interest

a)

On June 15, 2006, the Company acquired a 100% working interest and a 75% net revenue interest in certain oil and gas properties consisting of 32 leases totaling 1,224 gross acres located in Louisiana in consideration for $2,000,000. As of January 31, 2008, the Company has capitalized $2,071,275 of costs related to its interest.

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

c)

On November 1, 2006, the Company entered into an agreement to acquire a 4% interest in an oil and gas property and applicable leases located in southern Louisiana. The Company paid $222,552 as consideration which included prospect fees and property expenses. During the fiscal year ended April 30, 2007, the Company incurred an additional $1,296 of lease costs and $582,403 of drilling expenses. During the nine month period ended January 31, 2008, the Company incurred an additional $40,655 of lease costs and $493,259 of drilling expenses. On October 25, 2007, the Company increased its working interest in certain objectives of Well No. 1 to 5.44%.

d)

On March 1, 2007, the Company entered into a participation agreement and joint operating agreement with two operators to purchase an undivided 8.92353% before casing point and 7.585% after casing point interest on the Shadyside Prospect located in St. Mary Parish, Louisiana. At April 30, 2007, the Company paid $52,012 towards their share of G&G reimbursement and land costs incurred to date. During the nine month period ended January 31, 2008, the Company incurred an additional $17,414 of lease costs and $1,152,641 of drilling expenses. In September 2007, the Company increased its working interest after casing point to 15.17%.

e)

On July 10, 2007, the Company entered into a purchase and sale agreement with CTC Minerals, Inc. whereby the Company agreed to purchase a 10% interest in the Alligator Bayou Prospect located in Matagorda and Brazoria Counties, Texas, for a purchase price of $800,000. At January 31, 2008, the Company has capitalized additional $326,259 of costs related to its interest.

3.	Stockholders’ Equity

	a)	On March 31, 2005, the Company issued 45,640,000 shares of common stock to its founders for cash of $6,520.

	b)	On April 30, 2005, the Company issued 6,972,000 shares of common stock to individuals for cash of $49,800.

	c)	On May 2, 2005, the Company issued 6,000 shares of common stock to individuals for cash of $300.

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

e)

On August 9, 2006, the Company changed its name from “Som Resources, Inc.” to “Century Petroleum Corp.” and effected a seven (7) for one (1) forward stock split of the authorized, issued and outstanding stock. As a result, the authorized share capital increased from 69,000,000 shares of common stock with a par value of $0.001 to 483,000,000 shares of common stock with a par value of $0.001, and 1,000,000 shares of preferred stock with a par value of $0.001 to 7,000,000 shares of preferred stock with a par value of $0.001. All share amounts have been retroactively adjusted for all periods presented.

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

h)

On January 10, 2007, the Company accepted stock subscriptions for 248,756 units at a price of $2.01 per unit for cash proceeds of $500,000. Each unit consists of one post split common share and one share purchase warrant. Each common share purchase warrant is exercisable into one post split common share at a price of $3.015 per share for a period of 36 months.

i)

On January 15, 2007, the Company issued 5,000,000 restricted shares of common stock to the President of the Company at a fair value of $1.89 per share. The shares are held in escrow by the Company and 250,000 shares are released at the end of each three-month period immediately following the effective date of the employment agreement dated October 1, 2006. During the year ended April 30, 2007, 500,000 shares with a fair value of $945,000 were released from escrow and charged to consulting. During the nine month period ended January 31, 2008, 750,000 shares with a fair value of $1,417,500 were released from escrow and charged to consulting. Refer to Note 6(a).

j)

On January 25, 2007, the Company accepted stock subscriptions for 243,902 units at a price of $2.05 per unit for cash proceeds of $500,000. Each unit consists of one post split common share and one share purchase warrant. Each common share purchase warrant is exercisable into one post split common share at a price of $3.075 per share for a period of 36 months.

k)

On April 30, 2007, the Company accepted stock subscriptions for 495,050 units at a price of $1.01 per unit for cash proceeds of $500,000. Each unit consists of one post split common share and one share purchase warrant. Each common share purchase warrant is exercisable into one post split common share at a price of $1.515 per share for a period of 36 months.

l)

On May 24, 2007, the Company entered into an agreement to appoint an individual as a member of the Company’s Advisory Board. The Individual agreed to provide advisory services to the Company for an indefinite period, or until terminated by either party, in consideration for 37,500 restricted shares of common stock at the end of every financial quarter of the Company in which the individual serves as a member of the Company’s Advisory Board. During the nine month period ended January 31, 2008, the Company recognized $104,366 of consulting fees and the amount is included in common stock subscribed.

m)

On June 1, 2007, the Company entered into an agreement to appoint an individual as a member of the Company’s Advisory Board. The Individual agreed to provide advisory services to the Company for an indefinite period, or until terminated by either party, in consideration for 37,500 restricted shares of common stock at the end of every financial quarter of the Company in which the individual serves as a member of the Company’s Advisory Board. During the nine month period ended January 31, 2008, the Company recognized $95,000 of consulting fees and the amount is included in common stock subscribed.

n)

On July 2, 2007, the Company issued 961,538 units at a deemed price of $0.52 per unit in consideration for $500,000 pursuant to the share issuance agreement described in Note 6(c). Each unit consists of one common share and one share purchase warrant. Each whole warrant is exercisable within three years of the date of issuance at a price of $0.78 per share.

o)

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

p)

On October 12, 2007, the Company issued 961,538 units at a deemed price of $0.52 per unit in consideration for $500,000 pursuant to the share issuance agreement described in Note 6(c). Each unit consists of one common share and one share purchase warrant. Each whole warrant is exercisable within three years of the date of issuance and are exercisable at a price of $0.78 per share.

q)

On October 22, 2007, the Company issued 757,576 units at a deemed price of $0.66 per unit in consideration for $500,000 pursuant to the share issuance agreement described in Note 6(c). Each unit consists of one common share and one share purchase warrant. Each whole warrant is exercisable within three years of the date of issuance at a price of $0.99 per share.

4.	Warrants

A summary of the changes in the Company’s share purchase warrants is presented below:

	January 31, 2008		April 30, 2007
		Weighted Average		Weighted Average
		Exercise		Exercise
	Number	Price	Number	Price

Balance, beginning of year	6,622,705	1.64	–	–
Issued	4,466,366	0.84	6,622,705	1.64
Exercised	–	–	–	–
Forfeited / Expired	–	–	–	–

Balance, end of period	11,089,071	1.32	6,622,705	1.64

5.	Related Party Transactions

a)

During the fiscal year ended April 30, 2006, the former President of the Company advanced $2,000 to the Company. At January 31, 2008, a balance of $100 is due to a related party for expense reimbursement and is non-interest bearing, unsecured and has no specific terms of repayment.

	b)	During the nine month period ended January 31, 2008, the Company paid $100,000 for consulting services provided by the former President of the Company.

	c)	During the nine month period ended January 31, 2008, the Company paid $114,000 for services provided by the President of the Company.

	d)	Refer to Notes 6(a), (d) and (e).

6.	Commitments

a)

On October 1, 2006 (the “effective date”), the Company hired an employee for the position of President and CEO. The contract is for a period of twelve months, and is renewable. On January 11, 2007, the contract was amended to increase the remuneration from $10,000 per month to $11,000 per month, and to increase the number of common shares to be issued from 3,000,000 shares to 5,000,000 shares of common stock. The shares are to be held in escrow by the Company and will vest and be earned as follows: 250,000 shares at the end of each three-month period immediately following the effective date. The shares have an aggregate fair value of $9,450,000. During the fiscal year ended April 30, 2007, 500,000 shares with a fair value of $945,000 were released from escrow and charged to consulting, and an additional $157,500 of stock-based compensation was accrued and charged to consulting. For the nine month period ended January 31, 2008, 750,000 shares with a fair value of $1,417,500 were released from escrow and charged to consulting. On January 1, 2008, the contract was further amended to increase the employee’s remuneration to $15,000 per month.

b)

On October 10, 2006, the Company signed an agreement to rent office space in Houston, Texas beginning November 1, 2006 for a period of 12 months at $800 per month. On November 1, 2007, the Company renewed the office rent for a period of 6 months at $1,029 per month.

Century Petroleum Corp.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(unaudited)

6.	Commitments (continued)

c)

On December 15, 2006, the Company entered into a share issuance agreement for share subscriptions up to $5,000,000. The subscriber shall make available to the Company by way of advances up to $5,000,000 until December 15, 2009. Upon receipt of the advances, the Company shall issue units of the Company at a price equal to 75% of volume weighted average closing price of the Company (ticket symbol “CYPE.OB”) during the 10 previous trading days according to Yahoo! Finance at http://finance.yahoo.com. Each unit consists of one common share of the Company and one share purchase warrant. Each whole warrant may be exercised within three years of the date of issuance to the purchaser at a price equal to 150% of subscription price. During the fiscal year ended April 30, 2007, the Company received cash proceeds of $1,500,000 and issued 987,708 units. During the nine month period ended January 31, 2008, the Company received cash proceeds of $2,500,000 and issued 4,466,366 units.

d)

On May 24, 2007, the Company entered into an agreement to appoint an individual as a member of the Company’s Advisory Board. The Individual agreed to provide advisory services to the Company for an indefinite period, or until terminated by either party, in consideration for 37,500 restricted shares of common stock at the end of every financial quarter of the Company in which the individual serves as a member of the Company’s Advisory Board. During the nine month period ended January 31, 2008, the Company recognized $104,366 of consulting fees and the amount is included in common stock subscribed.

e)

On June 1, 2007, the Company entered into an agreement to appoint an individual as a member of the Company’s Advisory Board. The Individual agreed to provide advisory services to the Company for an indefinite period, or until terminated by either party, in consideration for 37,500 restricted shares of common stock at the end of every financial quarter of the Company in which the individual serves as a member of the Company’s Advisory Board. During the nine month period ended January 31, 2008, the Company recognized $95,000 of consulting fees and the amount is included in common stock subscribed.

7.	Going Concern

As reflected in the accompanying financial statements, the Company is in the Exploration stage with no operations, has a deficit accumulated during the exploration stage of $4,144,735 from inception and used cash from Operations of $530,407 for the nine month period ended January 31, 2008. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Item 2.	Management’s Discussion and Analysis and Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. Statements containing terms like "believes", "does not believe", "plans", "expects", "intends", "estimates", "anticipates", and other phrases of similar meaning are considered to imply uncertainty and are forward-looking statements.

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

Corporate History

We were incorporated in the State of Nevada on December 13, 2004 under the name SOM Resources Inc. On August 9, 2006, we changed our name to Century Petroleum Corp. and effected a seven (7) for one (1) forward stock split of our authorized and outstanding common stock. As a result, our authorized capital increased from 69,000,000 shares of common stock with a par value of $0.001 and 1,000,000 shares of preferred stock with a par value of $0.001 to 483,000,000 shares of common stock with a par value of $0.001 and 7,000,000 shares of preferred stock with a par value of $0.001.

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

On June 15, 2006, we acquired a 100% working interest and 75% net revenue interest in certain oil and gas properties, located in Beauregard Parish, Louisiana, from Site Drilling Force Limited (BVI). To date, we have only conducted preliminary geological and geophysical studies on the Beauregard Parish leases. At the close of the quarter ended January 31, 2008, we had spent $2,071,200.92 on the acquisition of these leases, lease renewals and geological studies.

On November 1, 2006, we entered into an agreement whereby we acquired from Kossic Oil & Gas LP, a 4%

working interest in the Thunder Stud Prospect, located in southern Louisiana. On October 25, 2007 we increased our working interest in certain geologic objectives of well No. 1 to 5.44% . Drilling on the property began in late January 2007 and operations are being carried out by Sterling Energy plc. Target depth for well No. 1 was reached in May 2007 and petrophysical analysis suggests that multiple pay horizons were encountered. Testing operations of Well No. 1 were carried out in two intervals of the Yegua formation. One of these intervals was deemed to be noncommercial, whilst the other interval flowed oil and gas at a gross rate of 1,057 MCFD and 456BOPD. Working interest partners are expected to drill Thunder Stud #2 confirmation well in 2008. The second well will target a geologic structure interpreted to be up-dip of the existing well control. At the close of the quarter ended January 31, 2008, we had spent $1,340,164.77 on the acquisition of the project, lease renewals, drilling, completion and testing costs for this well.

On February 16, 2007, we entered into a letter of intent with Houston Energy, Inc. and Red Willow Offshore, LLC. wherein we agreed to purchase an undivided 8.92353% before casing point and 7.585% after casing point interest on the Shadyside Prospect located in St. Mary Parish, Louisiana. The final participation agreement and joint operating agreement for the prospect were signed in May 2007 and drilling operations started in July 2007. Target depth was reached in September 2007. At this time, we increased our working interest after casing point to 15.17% . On December 2007, a production test was successfully completed and on January 7, 2008, hydrocarbons production started. At the close of the quarter ended January 31, 2008, we had spent $1,222,066.91 on the acquisition of the project, lease renewals, drilling, completion, testing and development costs for this well. In September 2007, Neumin Production Company replaced Red Willow Offshore LLC as the operator of this well.

On May 8, 2007, we entered into a letter of intent with CTC Minerals, Inc. wherein we agreed to purchase a 10% interest in the Alligator Bayou Prospect located in Matagorda and Brazoria Counties, Texas. On July 12, 2007 we entered into a final purchase and sale agreement with CTC Minerals. At the close of the quarter ended January 31, 2008, we had spent $1,126,259.13 on the acquisition of the project, lease rentals and geological studies related to this prospect.

Our plan of operation is to conduct exploration work on our properties and prospects in order to ascertain whether they possess economic quantities hydrocarbons in accordance with available funds. There can be no assurance that an economic hydrocarbon reserve exists on any of our prospects until appropriate exploration work is completed.

Oil and gas exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. We have only recently commenced the initial phase of exploration on some of our prospects. Once we have completed each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Even if we complete our proposed exploration programs on our properties, and we are successful in identifying an oil and gas deposit or reserve, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable oil and gas deposit or reserve.

There is no assurance that commercially viable oil and gas deposits or reserves exist on any of our properties; further exploration is required before we can evaluate whether any exist and, if so, whether it would be economically and legally feasible to develop or exploit those resources. Please refer to the section entitled “Risk Factors”, beginning at page 11 of this quarterly report on Form 10-QSB, for additional information about the risks of resource exploration.

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

Date of Advance Request	Amount Advanced	Shares Issued		Warrants Issued
		Shares	Price	Warrants	Price	Expiry
10 January 2007	$500,000	248,756	2.01	248,756	3.015	10 January 2010
25 January 2007	$500,000	243,902	2.05	243,902	3.075	25 January 2010
23 April 2007	$500,000	495,050	1.01	495,050	1.510	23 April 2010
02 July 2007	$500,000	961,538	0.52	961,538	0.780	02 July 2010
16 July 2007	$1,000,000	1,785,714	0.56	1,785,714	0.835	16 July 2010
14 September 2007	$500,000	961,538	0.52	961,538	0.78	10 October 2010
22 October 2007	$500,000	757,576	0.66	757,576	0.99	22 October 2010

Employees

As of January 31, 2008, we had no employees other than our directors and officers.

We engage directors and contractors from time to time to supply work on specific corporate business and exploration programs.

On October 1, 2006, we entered into an agreement with Mr. Hersch, our president and chief executive officer, wherein we have agreed to pay Mr. Hersch a monthly fee of US$10,000 and we have agreed to issue to Mr. Hersch 3,000,000 restricted shares of common stock issuable on October 1, 2006. On January 11, 2007, we entered into an amendment agreement with Mr. Hersch. Under the amendment agreement, we have agreed to pay Mr. Hersch a monthly fee of US$11,000 and we have agreed to issue 5,000,000 restricted shares of common stock issuable on October 1, 2006. The shares shall be held in escrow and 250,000 shares shall vest at the end of each three-month period immediately following October 1, 2006. As of January 31, 2008, all of the 5,000,000 shares have been issued, 1,250,000 of these shares have been delivered to Mr. Hersch pursuant to the amendment agreement and the remaining shares are being held in escrow. From January 1, 2008, we agreed to increase Mr. Hersch’s compensation to $15,000 per month.

On May 24, 2007, we entered into an agreement to appoint Michael Cochran as a member of our advisory team. Mr. Cochran agreed to provide advisory services to our company for an indefinite period, or until terminated by either party, in consideration for 37,500 restricted shares of common stock at the end of every financial quarter in which he serves as a member of our company’s advisory team.

On June 1, 2007, we entered into an agreement to appoint an John Seitz as a member of our company’s advisory team. Mr. Seitz agreed to provide advisory services to our company for an indefinite period, or until terminated by either party, in consideration for 37,500 restricted shares of common stock at the end of every financial quarter in which he serves as a member of our company’s advisory team.

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

For the next twelve months we intend to carry out a program of exploration and maintain our status with respect to our properties. The Thunder Stud and Shadyside Prospects have reached target depth and final evaluation is pending. The Alligator and El Grande prospects are expected to be drilled on the first half of calendar year 2008.

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

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been obtained through the issuance of common stock, although we may use shareholder loans, advances from related parties, or borrowing in the future.

At January 31, 2008, we had working capital of $79,243, compared to working capital of $722,494 as at January 31, 2007.

At January 31, 2008, our total current assets were $418,915 which consisted of cash of $262,656 and prepaid expenses and other current assets of $156,259 compared to current assets of $893,090 as at January 31, 2007.

At January 31, 2008, our total current liabilities were $339,672 compared to total current liabilities of $170,596 as at January 31, 2007.

At January 31, 2008, we had cash on hand of $262,656 compared to $890,993 as at January 31, 2007.

Three months ended January 31, 2008 compared to three months ended January 31, 2007

Operating expenses for the three months ended January 31, 2008 were $736,139 compared to $637,757 as at January 31, 2007, an increase of $98,382. The principal components for the increase of our operating expenses for the three months ended January 31, 2008 compared to the three months ended January 31, 2007 were increases of $119,983 in consulting expenses which were partially offset by decreases of $13,000 in general and administrative expenses and $8,601 in professional fees.

Nine months ended January 31, 2008 compared to Nine months ended January 31, 2007

Operating expenses for the nine months ended January 31, 2008 were $2,086,008 compared to $1,429,364 as at January 31, 2007, an increase of $656,644. The principal components for the increase of our operating expenses for the nine months ended January 31, 2008 compared to the nine months ended January 31, 2007 were increases of $1,084,866 in consulting expenses and $110,426 in general and administrative expenses, which were partially offset by decreases of $528,756 on impairment of oil and gas properties and $9,892 in professional fees.

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

As of January 31, 2008, we had working capital of $79,243. We have no income from operations but expect to receive income during the last quarter of our financial year ended 30 April, 2008. We will require additional funds to implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We will also need more funds if the costs of the exploration of our oil, gas and mineral claims are greater than we have anticipated. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for further financing, other than as previously described above with E&P Investments, and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing.

Going Concern

Due to our being an exploration stage company and not having generated revenues, in the Notes to our financial statements for the year ended April 30, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have historically incurred losses, and through January 31, 2008 have incurred losses of $4,144,735 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, bank financing and/or advances from related parties or shareholder loans.

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

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations. While we have arranged for advances of up to $5,000,000 from E&P Investments GmbH by way of a share issuance agreement entered into on December 15, 2006, and while we have received advances of $4,000,000 from the date of the share issuance agreement to January 31, 2008, there can be no assurances that we will receive any further funds from E&P Investments.

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

We utilize the full-cost method of accounting for petroleum and natural gas properties. Under this method, we capitalize all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of January 31, 2008, one of our properties has unproven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made we assess annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

Once we have evaluated our properties as proven, the costs are transferred to the full cost pool. We will then apply a ceiling test to the capitalized cost in the full cost pool. The ceiling test limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves, based on current economic and operating conditions. Specifically, we compute the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: (A) The present value of estimated future net revenue computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus (B) the cost of property not being amortized; plus (C) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less (D) income tax effects related to differences between the book and tax basis of the property.

For unproven properties, we exclude from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, we assess the property at least annually to ascertain whether impairment has occurred. In assessing impairment we consider factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. We add the amount of impairment assessed to the cost to be amortized subject to the ceiling test. As at January 31, 2008, we had no properties with proven reserves.

Recent Accounting Pronouncements

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

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on our company’s financial statements.

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

Risks Associated With Our Business

We are an early stage exploration company with a limited operating history implementing a new business plan. If we are unable to successfully implement our business plan, our shareholders may lose some or all of their investment.

We are an early stage exploration company with only a limited operating history upon which to base an evaluation of our current business and future prospects, and we have just begun to implement our business plan, having started in the oil and gas exploration and development industry in June of 2006. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. If we cannot successfully implement our business plan and we are not able to operate profitably, you could lose some or all of your investment in our company.

The oil and natural gas industry is highly competitive and there is no assurance that we will be successful in acquiring leases.

The oil and natural gas industry is intensely competitive. Although we do not compete with other oil and gas companies for the sale of any oil and gas that we may produce, as there is sufficient demand in the world market for these products, we compete with numerous individuals and companies, including many major oil and natural gas companies which have substantially greater technical, financial and operational resources and staff, for desirable oil and natural gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. If we cannot identify and acquire a property before it is identified and acquired by our competition or if, when we go to explore or develop a property we find that the investment community prefers to invest in properties owned by others with whom we compete, our business could fail.

There can be no assurance that we will identify and acquire additional oil and natural gas exploration properties. Even if we do acquire one or more of such properties, there can be no assurance that we will discover oil or natural gas in any commercial quantity thereon.

Exploration for economic reserves of oil and natural gas is subject to a number of risks. Even if we are able to acquire an oil and natural gas exploration property, few properties that are explored are ultimately developed into producing oil and/or natural gas wells. If we cannot acquire one or more oil and natural gas exploration properties and discover oil or natural gas in any commercial quantity thereon, our business will fail.

Even if we acquire an oil and natural gas exploration property and establish that it contains oil or natural gas in commercially exploitable quantities, the potential profitability of oil and natural gas ventures depends upon factors beyond the control of our company.

The potential profitability of oil and natural gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and natural gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls or any combination of these and other factors, and respond to changes in domestic, international, political, social and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. In addition, adverse weather conditions can hinder drilling operations. These changes and events may materially affect our future financial performance. These factors cannot be accurately predicted and the combination of these factors may result in our company not receiving an adequate return on invested capital.

In addition, a productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or natural gas from the well. Production from any well may be unmarketable if it is impregnated with water or other deleterious substances. Also, the marketability of oil and natural gas which may be acquired or discovered will be affected by numerous related factors, including the proximity and capacity of oil and natural gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection, all of which could result in greater expenses than revenue generated by the well.

The marketability of natural resources will be affected by numerous factors beyond our control which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and natural gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and natural gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Oil and natural gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Oil and natural gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and natural gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages. To date, we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in the future and this may affect our ability to expand or maintain our operations.

Exploratory drilling involves many risks and we may become liable for pollution or other liabilities which may have an adverse effect on our financial position.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour natural gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution or hazards against which it cannot adequately insure or which it may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

We have not yet established any reserves and resources and we cannot assure you that we will ever establish any reserve or resource on the properties subject to our farm-out agreements.

There are numerous uncertainties inherent in estimating quantities of oil and natural gas resources, including many factors beyond our control, and no assurance can be given that the recovery of oil and natural gas resources will be realized. In general, estimates of recoverable oil and natural gas resources are based upon a number of factors and assumptions made as of the date on which the resource estimates were determined, such as geological and engineering estimates which have inherent uncertainties and the assumed effects of regulation by governmental agencies and estimates of future commodity prices and operating costs, all of which may vary considerably from actual results. All such estimates are, to some degree, uncertain and classifications of oil and natural gas resources are only attempts to define the degree of uncertainty involved. For these reasons, estimates of the recoverable oil and natural gas resources, the classification of oil and natural gas resources based on risk of recovery, prepared by different engineers or by the same engineers at different times, may vary substantially. No estimates of commerciality or recoverable oil and natural gas resources can be made at this time, if ever.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The business of oil and natural gas exploration and development is subject to substantial regulation under various countries laws relating to the exploration for, and the development, upgrading, marketing, pricing, taxation, and transportation of oil and natural gas and related products and other matters. Amendments to current laws and regulations governing operations and activities of oil and natural gas exploration and development operations could have a material adverse impact on our business. In addition, there can be no assurance that income tax laws, royalty regulations and government incentive programs related to the properties subject to our farm-out agreements and the oil and natural gas industry generally will not be changed in a manner which may adversely affect our progress and cause delays, inability to explore and develop or abandonment of these interests.

Permits, leases, licenses, and approvals are required from a variety of regulatory authorities at various stages of exploration and development. There can be no assurance that the various government permits, leases, licenses and approvals sought will be granted in respect of our activities or, if granted, will not be cancelled or will be renewed upon expiry. There is no assurance that such permits, leases, licenses, and approvals will not contain terms and provisions which may adversely affect our exploration and development activities.

If we do not obtain additional financing, our business will fail and our investors could lose their investment.

We had cash in the amount of $262,656 and working capital of $79,243 as at January 31, 2008. We have no income from operations but expect to receive income during the last quarter of our financial year ended 30 April, 2008. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our properties currently under lease and option. Any direct acquisition of the claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the properties. The requirements are substantial. While we have arranged for advances of up to $5,000,000 from E&P Investments GmbH by way of a share issuance agreement entered into on December 15, 2006, and while we have received advances for $4,000,000 from the date of the share issuance agreement to January 31, 2008, there can be no assurances that we will receive any further funds from E&P Investments. Obtaining additional financing would be subject to a number of factors, including market prices for resources, investor acceptance of our properties and investor sentiment. These factors may negatively affect the timing, amount, terms or conditions of any additional financing available to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because there is no assurance that we will generate revenues, we face a high risk of business failure.

We have not earned any revenues as of the date of this annual report and have never been profitable. We do not have an interest in any revenue generating properties. We were incorporated in December 2004 and to date have been involved primarily in organizational activities and limited exploration activities. Before we are able to generate revenue, we will incur substantial operating and exploration expenditures. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to January 31, 2008 is $4,144,735. We recognize that if we are unable to generate significant revenues from our activities, we will not be able to earn profits or continue operations. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate revenues in the future. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

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

Our independent certified public accounting firm, Webb & Company P.A., has stated in the Notes to the audited financial statements for the year ended April 30, 2007 that we have experienced significant losses since inception. Failure to arrange adequate financing on acceptable terms and to achieve profitability would have an adverse effect on our financial position, results of operations, cash flows and prospects. Accordingly, there is substantial doubt that we will be able to continue as a going concern.

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

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at January 31, 2008, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in our most recent fiscal quarter.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None.

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

Date: March 24, 2008.

By:	/s/ Johannes T. Petersen
Johannes T. Petersen
Chief Financial Officer and Secretary
Principal Accounting Officer, Principal Financial Officer

Date: March 24, 2008.