Form 10KSB/A
period 2007-04-30
Century Petroleum Corp.
filed 2008-06-23
CIK 1332042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB /A

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

Yes [ ] No [ X ]

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

Explanatory Note

Our company is filing this Form 10-KSB/A for the year ended April 30, 2007 to addresses comments received by our company from the SEC’s staff subsequent to the filing of the Form 10-KSB, which include revisions to the information provided in the cover page, Current Business, Competition, Description of Property, Plan of Operation, Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act and Financial Statement. The above described changes had no affect on the Company’s financial position or results of operations. This amended report does not reflect events occurring after the filing of the Form 10-KSB on July 30, 2007, nor does it modify or update those disclosures presented therein, expect with regard to the modifications described in this Explanatory Note. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this amended report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Form 10-KSB have been re-executed and re-filed as of the date of this amended report and are included as exhibits hereto.

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

Date: June 9, 2008.

By: /s/ Johannes T. Petersen

Johannes T. Petersen

Secretary, Treasurer and Director

(Principal Financial Officer and

Principal Accounting Officer)

Date: June 9, 2008.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CENTURY PETROLEUM CORP.

By: /s/ James B. Hersch

James B. Hersch

President, Chief Executive Officer and Director

Principal Executive Officer

Date: June 9, 2008.

By: /s/ Johannes T. Petersen

Johannes T. Petersen

Secretary, Treasurer and Director

(Principal Financial Officer and

Principal Accounting Officer)

Date: June 9, 2008.