Form 10QSB/A
period 2007-10-31
Century Petroleum Corp.
filed 2008-06-23
CIK 1332042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB /A

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

Explanatory Note

Our company is filing this Form 10-QSB/A for the period ended October 31, 2007 to addresses comments received by our company from the SEC’s staff subsequent to the filing of the Form 10-QSB, which include revisions to the information provided in the Plan of Operations and Controls and Procedures. The above described changes had no affect on the Company’s financial position or results of operations. This amended report does not reflect events occurring after the filing of the Form 10-QSB on December 17, 2007, nor does it modify or update those disclosures presented therein, expect with regard to the modifications described in this Explanatory Note. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this amended report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Form 10-QSB have been re-executed and re-filed as of the date of this amended report and are included as exhibits hereto.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits Required by Item 601 of Regulation S-B.

Exhibit Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on July 8, 2005).

3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on July 8, 2005 ).

(10)	Material Contracts

10.1	Purchase and Sale Agreement dated April 10, 2005 between our company and Multi Metal Mining Corp. (incorporated by reference from our Form SB-2 Registration Statement, filed on July 8, 2005).

10.2	Asset Purchase Agreement dated June 15, 2006 between our company and Site Drilling Force Limited (BVI) (incorporated by reference from our Current Report on Form 8-K, filed on June 20, 2006).

10.3	Assignment dated August 10, 2006 (incorporated by reference from our Current Report on Form 8-K, filed on August 17, 2006).

10.4	Executive Employment Agreement with James B. Hersch (incorporated by reference from our Current Report on Form 8-K, filed on October 5, 2006).

10.5	Amendment Agreement with James B. Hersch (incorporated by reference from our Current Report on Form 8-K, filed on January 17, 2007).

10.6	Share Issuance Agreement dated the 15th day of December 2006 (incorporated by reference from our Current Report on Form 8-K, filed on December 19, 2006).

10.7	Letter of Intent with Houston Energy, Inc. and Red Willow Offshore, LLC dated February 16, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on February 26, 2007).

10.8	Purchase and sale agreement with CTC Minerals, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 25, 2007).

10.9*	Letter Agreement dated November 26, 2006 regarding Thunder Stud Participation Agreement.

(31)	302 Certification

31.1 *	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James B. Hersch.

31.2 *	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Johannes T. Petersen.

(32)	906 Certification

32.1 *	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James B. Hersch.

32.2 *	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Johannes T. Petersen.

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

Date: June 9, 2008.