Form 10KSB
period 2008-04-30
Century Petroleum Corp.
filed 2008-08-15
CIK 1332042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 333-126490

CENTURY PETROLEUM CORP.
(Name of small business issuer in its charter)

Nevada	47-0950123
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9595 Six Pines Drive, Suite 8210, Building 8, Level 2,
The Woodlands, TX	77380
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 832.631.6061

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Shares, par value $0.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d)
of the Exchange act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [ X ]

State issuer’s revenues for its most recent fiscal year. $301,337

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

38,957,024 common shares @ $0.205 (1) = $7,986,189

(1) Average of bid and ask closing prices on July 23, 2008.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

69,857,024 common shares issued and outstanding as of July 23, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X].

PART I

ITEM 1.           DESCRIPTION OF BUSINESS.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all references to “common shares” refer to the common shares of our capital stock.

As used in this annual report, the terms “we”, “us” and “our” mean Century Petroleum Corp., unless otherwise indicated.

Corporate Overview

The address of our principal executive office is Suite 9595 Six Pines Drive, Suite 8210, Building 8, Level 2, The Woodlands, TX 77380. Our telephone number is 832.631.6061.

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

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business

Our Current Business

We are an oil and gas exploration and production company. We are engaged in the acquisition and exploration of oil and gas properties with a view to exploiting any oil and gas reserves we discover. We are generating revenue from one of our properties and we intend to focus our efforts on our current exploratory property interests for the next twelve months.

On June 15, 2006, we acquired a 100% working interest and 75% net revenue interest in certain oil and gas properties, located in Beauregard Parish, Louisiana, from Site Drilling Force Limited (BVI). To date, we have only conducted preliminary geological and geophysical studies on the Beauregard Parish leases. As of April 30, 2008, the Company had capitalized $2,071,275 of costs related to its interest. During the year ended April 30, 2008, the Company decided not to pursue the development of this property. As a result, $2,071,275 was added to the full cost pool.

On November 1, 2006, we entered into an agreement whereby we acquired from Kossic Oil & Gas LP, a 4% working interest in the Thunder Stud Prospect, located in southern Louisiana. On October 25, 2007 we increased our working interest in certain geologic objectives of well No. 1 to 5.44% . Drilling on the property began in late January 2007 and operations were carried out by Sterling Energy plc. Target depth for well No. 1 was reached in May 2007 and petrophysical analysis suggests that multiple pay horizons were encountered. Testing operations of Well No. 1 were carried out in two intervals of the Yegua formation. One of these intervals was deemed to be noncommercial, whilst the other interval flowed oil and gas at a gross rate of 1,057 MCFD and 456BOPD. Working interest partners are expected to drill Thunder Stud #2 confirmation well in 2008. The second well will target a geologic structure interpreted to be up-dip of the existing well control. At the close of the year ended April 30, 2008, we had spent $1,749,634.91 on the acquisition of the project, lease renewals, drilling, completion and testing costs for this well.

On February 16, 2007, we entered into a letter of intent with Houston Energy, Inc. and Red Willow Offshore, LLC. wherein we agreed to purchase an undivided 8.92353% before casing point and 7.585% after casing point interest on the Shadyside Prospect located in St. Mary Parish, Louisiana. The final participation agreement and joint operating agreement for the prospect were signed in May 2007 and drilling operations on the Shadyside 1 well started in July 2007. Target depth was reached in September 2007. At that time, we increased our working interest after casing point to 15.17% . On December 2007, a production test was successfully completed and on January 7, 2008, hydrocarbons production started. At the close of the year ended April 30, 2008, we had spent $1,299,643.26 on the acquisition of the project, lease renewals, drilling, completion, testing and development costs for this well. In September 2007, Neumin Production Company replaced Red Willow Offshore LLC as the operator of this well.

On May 8, 2007, we entered into a letter of intent with CTC Minerals, Inc. wherein we agreed to purchase a 10% interest in the Alligator Bayou Prospect located in Matagorda and Brazoria Counties, Texas. On July 12, 2007 we entered into a final purchase and sale agreement with CTC Minerals. Drilling operations of the Alligator Bayou 1 well began in late April 2008 and El Paso Corporation is the operator of the well. At the close of the year ended April 30, 2008, we had spent $1,231,942.74 on the acquisition of the project, lease rentals and geological studies related to this prospect. On April 20, 2008, the Company agreed to sell a 4% working interest in the property to three separate parties.

Our plan of operation is to conduct exploration work on our properties and prospects in order to ascertain whether they possess economic quantities of hydrocarbons in accordance with available funds. There can be no assurance that an economic hydrocarbon reserve exists on any of our exploration prospects until appropriate exploration work is completed. Our only source of revenue is the production of the Shadyside #1 well. Please refer to the section entitled “Risk Factors”, beginning at page 6 of this annual report on Form 10-KSB, for additional information about the risks of resource exploration.

Oil and gas exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. We have only recently commenced the initial phase of exploration on some of our prospects. Once we have completed each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Even if we complete our proposed exploration programs on our properties, and we are successful in identifying the presence of hydrocarbons, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable oil and gas deposit or reserve.

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

Date of Advance Request	Amount Advanced	Shares Issued		Warrants Issued
		Shares	Price	Warrants	Price	Expiry
10 January 2007	$500,000	248,756	2.01	248,756	3.015	10 January 2010
25 January 2007	$500,000	243,902	2.05	243,902	3.075	25 January 2010
23 April 2007	$500,000	495,050	1.01	495,050	1.510	23 April 2010
02 July 2007	$500,000	961,538	0.52	961,538	0.780	02 July 2010
16 July 2007	$1,000,000	1,785,714	0.56	1,785,714	0.835	16 July 2010
14 September 2007	$500,000	961,538	0.52	961,538	0.78	10 October 2010
22 October 2007	$500,000	757,576	0.66	757,576	0.99	22 October 2010
11 March 2008	$350,000	813,953	0.43	813,953	0.64	25 March 2011

Competition

The oil and gas industry is intensely competitive. Despite competition amongst oil and gas producers, there is a strong market for any oil or gas that may be extracted from our properties. If we discover a reserve on our exploration properties, the value of such properties will be influenced by the market price for hydrocarbons. These prices, to some degree, are influenced by the amount of oil and/or gas sold by advanced oil and gas companies in the world.

In the oil and gas exploration sector, our competitive position is insignificant. There are numerous oil and gas exploration and production companies with substantially more capital and resources that are able to secure ownership of oil and gas properties with a greater potential to host economic reserves. We are not able to compete with such companies. Instead, we will focus on developing our current portfolio of prospects in the hope that sufficient oil and gas will be found to justify our expenditures.

Compliance with Government Regulation

We are committed to complying and, to our knowledge, are in compliance with all governmental and environmental regulations. Permits from a variety of regulatory authorities are required for many aspects of drilling operations, abandonment and restoration. We do not currently operate any wells and are not required to comply with the requirements of these regulatory authorities. We cannot predict the extent to which these requirements will affect our company or our property if we identify the existence of resources in commercially exploitable quantities. In addition, future legislation and regulation could cause additional expense, capital expenditures, restrictions, and delays in the exploration of our property.

We are prepared to engage professionals, if necessary, to ensure regulatory compliance but in the near term expect our activities to require minimal regulatory oversight. If we expand the scope of our activities in the future it is reasonable to expect expenditures on compliance to rise.

Employees

As of April 30, 2008, we had no employees other than our directors and officers.

We engage directors, consultants and contractors from time to time to supply work on specific corporate business and exploration programs.

On October 1, 2006, we entered into an agreement with Mr. Hersch, our president and chief executive officer, wherein we have agreed to pay Mr. Hersch a monthly fee of US$10,000 and we have agreed to issue to Mr. Hersch 3,000,000 restricted shares of common stock issuable on October 1, 2006. On January 11, 2007, we entered into an amendment consulting agreement with Mr. Hersch, under which, we have agreed to pay Mr. Hersch a monthly fee of US$11,000 and we have agreed to issue 5,000,000 restricted shares of common stock issuable on October 1, 2006. The shares are held in escrow and 250,000 shares vest at the end of each three-month period immediately following October 1, 2006. As of April 30, 2008, all of the 5,000,000 shares have been issued, 1,500,000 of these shares have been delivered to Mr. Hersch pursuant to the amendment consulting agreement and the remaining shares are being held in escrow. From January 1, 2008, we agreed to increase Mr. Hersch’s compensation to $15,000 per month.

On May 24, 2007, we entered into an agreement to appoint Michael Cochran as a member of our advisory team. Mr. Cochran agreed to provide advisory services to our company for an indefinite period, or until terminated by either party, in consideration for 37,500 restricted shares of common stock at the end of every financial quarter in which he serves as a member of our company’s advisory team.

On June 1, 2007, we entered into an agreement to appoint John Seitz as a member of our company’s advisory team. Mr. Seitz agreed to provide advisory services to our company for an indefinite period, or until terminated by either party, in consideration for 37,500 restricted shares of common stock at the end of every financial quarter in which he serves as a member of our company’s advisory team.

Consultants are retained on the basis of ability and experience. Except as set forth above, there is no preliminary agreement or understanding existing or under contemplation by us (or any person acting on our behalf) concerning any aspect of our operations pursuant to which any person would be hired, compensated or paid a finder’s fee.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

Risks Associated With Our Business

We are an early stage exploration and production company with a limited operating history implementing a new business plan. If we are unable to successfully implement our business plan, our shareholders may lose some or all of their investment.

We are an early stage exploration and production company with only a limited operating history upon which to base an evaluation of our current business and future prospects, and we have just begun to implement our business plan, having started in the oil and gas exploration and development industry in June of 2006. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. If we cannot successfully implement our business plan and we are not able to operate profitably, you could lose some or all of your investment in our company.

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

The marketability of hydrocarbons will be affected by numerous factors beyond our control which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of hydrocarbons which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and natural gas pricing and demand, the proximity and capacity of hydrocarbon markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and natural gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Oil and natural gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Oil and natural gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of hydrocarbons from the ground and the discharge of materials into the environment. Oil and natural gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages. To date, we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in the future and this may affect our ability to expand or maintain our operations.

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

As of April 30, 2008, only one of our properties has proven reserves. On our other exploratory properties, we have not yet established any reserves and resources and we cannot assure you that we will ever establish any reserve or resources on them.

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

We had cash in the amount of $128,672 and working capital of $463,671 as at April 30, 2008. We have had limited income from operations during the last quarter of our financial year ended April 30, 2008. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our properties currently under lease and option. Any direct acquisition of the claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the properties. The requirements are substantial. While we have arranged for advances of up to $5,000,000 from E&P Investments GmbH by way of a share issuance agreement entered into on December 15, 2006, and while we have received advances for $4,350,000 from the date of the share issuance agreement to April 30, 2008, there can be no assurances that we will receive any further funds from E&P Investments. Obtaining additional financing would be subject to a number of factors, including market prices for resources, investor acceptance of our properties and investor sentiment. These factors may negatively affect the timing, amount, terms or conditions of any additional financing available to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because there is no assurance that we will generate profitable operations, we face a high risk of business failure.

Despite having earned revenues of $301,337 during the last quarter of the year ended April 30, 2008, we have never been profitable. We were incorporated in December 2004 and to date have been involved primarily in organizational activities and limited exploration activities. Before we are able to generate significant additional revenue, we will incur substantial operating and exploration expenditures. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to April 30, 2008 is $5,949,137. We recognize that if we are unable to generate significant additional revenues from our activities, we will not be able to earn profits or continue operations. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate significant additional revenues in the future. We can provide investors with no assurance that we will ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

If we are unable to hire and retain key personnel, we may not be able to implement our business plan.

Our success is largely dependent on our ability to hire highly qualified personnel. This is particularly true in highly technical businesses such as oil and gas exploration. These individuals are in high demand and we may not be able to attract the personnel we need. In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel, or may lose such employees after they are hired. Failure to hire key personnel when needed, or on acceptable terms, would have a significant negative effect on our business.

Our independent certified public accounting firm, in the Notes to the audited financial statements for the year ended April 30, 2008 states that there is a substantial doubt that we will be able to continue as a going concern.

Our independent certified public accounting firm, Webb & Company P.A., has stated in the Notes to the audited financial statements for the year ended April 30, 2008 that we have experienced significant losses since inception. Failure to arrange adequate financing on acceptable terms and to achieve profitability would have an adverse effect on our financial position, results of operations, cash flows and prospects. Accordingly, there is substantial doubt that we will be able to continue as a going concern.

Risks Associated with Our Common Stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority (FINRA). Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

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

ITEM 2.           DESCRIPTION OF PROPERTY.

Executive Offices

Our principal offices are located at 9595 Six Pines Drive, Suite 8210, Building 8, Level 2, The Woodlands, TX 77380. Our telephone number at our principal office is 832.631.6061. Our fax number is 832.631.6059. We lease our office space at this location on a month-to-month basis at a rental rate of approximately $1,000 per month. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

Properties

As of April 30, 2008, only one of our properties has proven reserves. On our other exploratory properties, there is no assurance that a commercially viable hydrocarbon reserve exists properties, or that we will be able to identify any hydrocarbons on our exploratory properties that can be developed profitably. Even if we do discover commercially exploitable levels of hydrocarbons on our properties, there can be no assurance that we will be able to enter into commercial production of our properties.

We have not found any other properties either for staking or purchasing but will seek such properties during the next year to diversify our holdings. Any staking and/or purchasing of properties may involve the issuance of substantial blocks of our shares.

Thunder Stud Prospect, Calcasieu Parish, Louisiana

On November 1, 2006, we entered into an agreement whereby we have acquired from Kossic Oil & Gas LP, a 4% working interest in the Thunder Stud Prospect, located in southern Louisiana. On October 25, 2007 we increased our working interest in certain geologic objectives of well No. 1 to 5.44% . Drilling on the property began in late January 2007 and operations were carried out by Sterling Energy plc. Target depth for well No. 1 was reached in May 2007 and petrophysical analysis suggests that multiple pay horizons were encountered. Testing operations of Well No. 1 were carried out in two intervals of the Yegua formation. One of these intervals was deemed to be noncommercial, whilst the other interval flowed oil and gas at a gross rate of 1,057 MCFD and 456BOPD. At the close of the year ended April 30, 2008, we had spent $1,749,634.91, on the acquisition of the project, lease renewals, drilling, completion and testing costs for this project. Operations on well No.1 are awaiting results of a confirmation well, currently under planning by our working interest partners. The second well will target a geologic structure interpreted to be up-dip of the existing well control.

Shadyside Farm Prospect, St. Mary Parish, Louisiana

On February 16, 2007, we entered into a letter of intent with Houston Energy, Inc. and Red Willow Offshore, LLC. wherein we have agreed to purchase an undivided 8.92353% before casing point and 7.585% after casing point interest on the Shadyside Prospect located in St. Mary Parish, Louisiana. The final participation agreement and joint operating agreement for the prospect were signed in May 2007, drilling operations started in July 2007 and production began on January 7, 2008. At the close of the year ended April 30, 2008, we had spent $1,299,643.26 on the acquisition of the project, lease renewals, drilling, completion, testing and development costs for this well. We currently hold a 15.17% working interest on this well. Neumin Production Company is the operator of this well. The well is currently producing.

Alligator Bayou Prospect, Matagorda and Brazoria Counties, Texas

On May 8, 2007, we entered into a letter of intent with CTC Minerals, Inc. wherein we have agreed to purchase a 10% working interest in the Alligator Bayou Prospect located in Matagorda and Brazoria Counties, Texas. On July 12, 2007 we entered into a final purchase and sale agreement with CTC Minerals. On April 20, 2008, the Company agreed to sell a 4% interest in the property to three separate parties in consideration for $490,332, which represents 40% of estimated expenses incurred by our company on the property up to April 10, 2008.

Drilling operations began in late April 2008 and El Paso Corporation is the operator of the well. At the close of the year ended April 30, 2008, we had spent $1,231,942.74 on the acquisition of the project, lease rentals and geological studies related to this prospect. As of August 08, 2008, drilling operations continue on this prospect.

El Grande and Hickory Branch Prospects, Beauregard Parish, Louisiana

On June 15, 2006, we acquired a 100% working interest and 75% net revenue interest in certain oil and gas properties, located in Beauregard Parish, Louisiana, from Site Drilling Force Limited (BVI). The purchase price was $2,000,000. The purchase involved the acquisition of two prospects, namely the El Grande (formerly known as Wilcox 105) and the Hickory Branch (formerly known as the Miocene 101). These prospects are comprised of 32 leases totalling 1,224 gross acres (1,209 net acres). The leases all have three-year terms, with the expiration dates ranging from November of 2008 to March of 2009.

We conducted preliminary geological and geophysical studies on the Beauregard Parish leases. As of April 30, 2008, we had capitalized $2,071,275 of costs related to its interest. During the year ended April 30, 2008, we decided not to pursue the development of this property. $2,071,275 was added to the full cost pool. As a result of a ceiling test of the carrying value of the full cost pool we recorded an impairment charge of $1,034,151.

ITEM 3.           LEGAL PROCEEDINGS.

Our company is not a party to any pending legal proceeding and no legal proceeding is contemplated or threatened as of the date of this annual report.

ITEM 4.           SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board
Quarter Ended(1)	High	Low
April 30, 2008	$0.76	$0.31
January 31, 2008	$1.02	$0.35
October 31, 2007	$1.13	$0.63
July 30, 2007	$1.27	$0.57
April 30, 2007	$2.95	$1.25
January 31, 2007	$3.39	$1.55
October 31, 2006	$2.00	$1.55
July 30, 2006	$n/a	$n/a
April 30, 2006(2)	$1.43	$0.57

(1)	Our common stock received approval for quotation on January 23, 2006. The first trade occurred June 1, 2006.

(2)	Reflects the seven (7) for one (1) forward stock split effected on August 9, 2006.

On July 23, 2008, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.24.

As of July 23, 2008, there were 17 holders of record of our common stock. As of such date, 69,857,024 common shares were issued and outstanding.

Our common shares are issued in registered form. Empire Stock Transfer Inc., 7251 West Lake Mead Boulevard, Suite 300, Las Vegas, Nevada 89128-8351 (Telephone: .775.562.4091; Facsimile: 775.974.1444) is the registrar and transfer agent for our common shares.

Dividend Policy

No cash dividends have been paid by our company on our common stock. We anticipate that our company’s future earnings will be retained to finance the continuing development of our business. The payment of any future dividends will be at the discretion of our company’s board of directors and will depend upon, among other things, future earnings, any contractual restrictions, the success of business activity, regulatory and corporate law requirements and the general financial condition of our company.

Recent Sales of Unregistered Securities

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

On March 25, 2008, we issued 813,953 units at a deemed price of $0.43 as consideration for an advance of $350,000 from E&P Investments GmbH, pursuant to a share issuance agreement with E&P Investments GmbH, dated December 15, 2006. Each unit consists of one common share and one common shares purchase warrant. Each common share purchase warrant is exercisable for a period of three years at an exercise price of $0.64. We issued all of the 813,953 common shares to a non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Equity Compensation Plan Information

We currently do not have any stock option or equity compensation plans or arrangements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended April 30, 2008.

ITEM 6.           MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following is a discussion and analysis of our plan of operation for the next year ended April 30, 2008, and the factors that could affect our future financial condition and plan of operation.

This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this annual report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise. Please see our “Note on Forward Looking Statements” and “Risk Factors” for a list of our risk factors.

Cash Requirements

Despite having earned revenues of $301,337 during the last quarter of the year ended April 30, 2008, we have never been profitable. We require additional funds of approximately $2,000,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or exploration costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

Our auditors have issued a going concern opinion for the year ended April 30, 2008. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any significant revenues and no significant revenues are anticipated until production on our properties increase. As we had cash in the amount of $128,672 and a working capital in the amount of $463,671 as of April 30, 2008, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We will require additional funds to implement our growth strategy in exploration operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing.

Estimated Net Expenditures During the Next Twelve Months

General and administrative	$400,000
Exploration Expenses	$1,600,000
Total	$2,000,000

Liquidity and Capital Resources

As of the date of this annual report, we have generated revenues of $301,337 from our business activities.

During the year ended April 30, 2008, we received $2,850,000 from E&P Investment s GMBH and issued 5,280,319 units to E&P Investments. Each unit consists of one common share and one common share purchase warrant.

As of April 30, 2008, our total current assets were $1,019,024 and our total current liabilities were $555,353 and we had a working capital of $463,671. Our financial statements report a net loss of $3,880,548 for the year ended April 30, 2008, and a net loss of $5,949,137 for the period from December 13, 2004 (date of incorporation) to April 30, 2008. Our net loss from operations increased to $3,880,548 for the year ended April 30, 2008, as compared to $2,012,036 for the year ended April 30, 2007. Our losses have increased primarily as a result of impairment of oil & gas properties, consulting fees, general and administrative fees and production expenses.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through the equity offerings and loan transactions noted above.

The continuation of our business is dependent upon obtaining further financing, a successful program of exploration, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Product Research and Development

We are conducting research in the form of exploration of our properties.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending April 30, 2009.

Employees

Currently our only employees are our directors, officers, and advisory team members. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

Going Concern

We have suffered recurring losses from operations. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended April 30, 2008, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on our financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on our financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on our financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on our financial statements.

ITEM 7.           FINANCIAL STATEMENTS.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the audited financial statements for the fiscal year ended April 30, 2008 include all adjustments necessary in order to ensure that the audited financial statements are not misleading.

Century Petroleum Corp.

April 30, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Century Petroleum Corp. (f/k/a Som Resources, Inc.)

We have audited the accompanying balance sheet of Century Petroleum Corp. (f/k/a Som Resources, Inc.)as of April 30, 2008, and the related statements of operations, changes in stockholders’ equity and cash flows for the for the two years ended April 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Century Petroleum Corp. (f/k/a Som Resources, Inc.) as of April 30, 2008 and the results of its operations and its cash flows for the two years ended April 30, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has an accumulated deficit of $5,949,137 and used cash in operations of $409,289 for the year ended April 30, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
August 13, 2008

Century Petroleum Corp.
Balance Sheets
(Expressed in US dollars)

	April 30,
	2008	2007
ASSETS
Current Assets
Cash	$128,672	$978,654
Accounts receivable	143,152	–
Prepaid expenses and other current assets	256,868	100,540
Notes receivable (Note 2(e))	490,332	–
Total Current Assets	1,019,024	1,079,194
Property and Equipment, net	7,121	4,275
Intangible Assets, net	8,026	13,227
Oil and Gas Interest (full cost method) (Note 2)	4,466,531	2,916,646
Total Assets	$5,500,702	$4,013,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$333,823	$35,051
Accounts payable-related party (Note 6(a))	100	4,698
Accrued liabilities	219,430	158,562
Due to related party (Note 6(a))	2,000	2,000
Total Liabilities	555,353	200,311
Stockholders’ Equity
Preferred Stock, 7,000,000 shares authorized, $0.001 par value
none issued and outstanding	–	–
Common Stock, 483,000,000 shares authorized, $0.001 par value
69,557,024 shares issued and outstanding	69,557	64,277
Additional Paid-in Capital	17,167,063	14,322,343
Common Stock Subscribed (278,333 shares to be issued)	272,866	–
Deferred Compensation	(6,615,000)	(8,505,000)
Deficit	(5,949,137)	(2,068,589)
Total Stockholders’ Equity	4,945,349	3,813,031
Total Liabilities and Stockholders’ Equity	$5,500,702	$4,013,342

(The Accompanying Notes are an Integral Part of These Financial Statements)

Century Petroleum Corp.
Statements of Operations
(Expressed in US dollars)

	For the	For the
	Year	Year
	Ended	Ended
	April 30,	April 30,
	2008	2007

Revenue	$301,337	$–

Expenses
Consulting (Notes 6 and 7)	2,451,866	1,281,500
Impairment of mineral property costs	–	3,000
Impairment of oil and gas property	1,034,151	528,756
General and administrative	286,115	157,548
Production expenses	14,778	–
Professional fees	44,130	53,870
Total Operating Expenses	3,831,040	2,024,674
Operating Loss	(3,529,703)	(2,024,674)
Other Income (Expenses)
Depletion	(361,481)	–
Foreign exchange gain (loss)	(408)	(25)
Interest income	11,044	12,663
Total Other Expense	(350,845)	12,638
Loss Before Income Taxes	(3,880,548)	(2,012,036)
Provision for Income Taxes	–	–
Net Loss	$(3,880,548)	$(2,012,036)

Net Loss Per Share – Basic and Diluted	$(0.06)	$(0.03)

Weighted Average Number of Shares Outstanding - Basic and Diluted	67,581,894	58,716,090

(The Accompanying Notes are an Integral Part of These Financial Statements)

Century Petroleum Corp.
Statements of Cash Flows
(Expressed in US dollars)

	For the	For the
	Year Ended	Year Ended
	April 30,	April 30,
	2008	2007

Operating Activities
Net loss	$(3,880,548)	$(2,012,036)
Adjustments to reconcile net loss to net cash used in operating activities:

Depletion and depreciation	368,833	2,937
Impairment loss on mineral property	–	3,000
Impairment loss on oil and gas properties	1,034,151	528,756
Stock-based compensation	2,162,866	1,102,500
Change in operating assets and liabilities:
Accounts receivable	(143,152)	–
Prepaid expenses and deposits	54,369	(98,443)
Accounts payable and accrued liabilities	(1,210)	34,808
Accounts payable-related party	(4,598)	4,698
Net Cash Used in Operating Activities	(409,289)	(433,780)
Investing Activities
Purchase of property and equipment	(4,997)	(4,965)
Purchase of oil and gas interest	(3,285,696)	(3,447,499)
Website development costs	–	(15,474)
Net Cash Used in Investing Activities	(3,290,693)	(3,467,938)

Financing Activities
Proceeds from issuance of common stock	2,850,000	4,880,000
Net Cash Provided by Financing Activities	2,850,000	4,880,000
(Decrease) Increase in Cash	(849,982)	978,282
Cash and Cash Equivalents - Beginning of Period	978,654	372
Cash and Cash Equivalents - End of Period	$128,672	$978,654

Non-Cash Financing Activities
Shares issued for consulting services	$2,162,866	$945,000

Supplemental Disclosures
Interest paid	$–	$–
Income taxes paid	$–	$–

(The Accompanying Notes are an Integral Part of These Financial Statements)

Century Petroleum Corp.
Statement of Stockholders’ Equity
(Expressed in US dollars)

						Deficit
						Accumulated
			Additional		Common	During the
	Common Stock		Paid-in	Deferred	Stock	Exploration
	Shares	Amount	Capital	Compensation	Subscribed	Stage	Total
	#	$	$	$	$	$	$
Balance – April 30, 2006	52,654,000	52,654	3,966	–	–	(56,553)	67
Common stock issued for cash at $0.478 per
share	4,609,997	4,610	2,200,390	–	–	–	2,205,000
Common stock issued for cash at $1.00 per
share	425,000	425	424,575	–	–	–	425,000
Common stock issued for cash at $1.25 per
share	600,000	600	749,400	–	–	–	750,000
Common stock issued for cash at $2.01 per
share	248,756	249	499,751	–	–	–	500,000
Common stock issued for cash at $2.05 per
share	243,902	244	499,756	–	–	–	500,000
Common stock issued for consulting services	5,000,000	5,000	9,445,000	(8,505,000)	–	–	945,000
Common stock issued for cash at $1.01 per
share	495,050	495	499,505	–	–	–	500,000
Net loss for the year	–	–	–	–	–	(2,012,036)	(2,012,036)
Balance – April 30, 2007	64,276,705	64,277	14,322,343	(8,505,000)	–	(2,068,589)	3,813,031
Common stock issued for cash at $0.52 per
share	1,923,076	1,923	998,077	–	–	–	1,000,000
Common stock issued for cash at $0.56 per
share	1,785,714	1,786	998,214	–	–	–	1,000,000
Common stock issued for cash at $0.66 per
share	757,576	757	499,243	–	–	–	500,000
Common stock issued for cash at $0.43 per
share	813,953	814	349,186	–	–	–	350,000
Common stock released from escrow	–	–	–	1,890,000	–	–	1,890,000
Common shares issuable for advisory
services	–	–	–	–	272,866	–	272,866
Net loss for the year	–	–	–	–	–	(3,880,548)	(3,880,548)
Balance – April 30, 2008	69,557,024	69,557	17,167,063	(6,615,000)	272,866	(5,949,137)	4,945,349

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

The Company was incorporated in the State of Nevada on December 13, 2004 as “Som Resources Inc.” On August 9, 2006, the Company changed its name to “Century Petroleum Corp.” The Company is a natural resource exploration company with the objective of acquiring, exploring and, if warranted and feasible, developing natural resource properties. The Company has produced significant revenue from its principal business and prior to February 1, 2008 was an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting for Development Stage Enterprises”. As of April 30, 2008, the Company has exited the exploration stage.

	b)	Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation expense, deferred income tax asset valuations and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of April 30, 2008, one of the Company’s properties has proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

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

Century Petroleum Corp.
Notes to the Financial Statements
(Expressed in US dollars)

1.	Summary of Significant Accounting Policies and Organization (continued)

	i)	Asset Retirement Obligations

The Company recognizes a liability for future retirement obligations associated with the Company’s oil and gas properties. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized over its useful life. The liability accretes until the Company settles the obligation.

	j)	Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of April 30, 2008, the Company had a net operating loss carryforward of approximately $2,680,100 available to offset future taxable income through 2027. The valuation allowance at April 30, 2008 was approximately $938,000. The net change in the valuation allowance for the period ended April 30, 2008 was an increase of $600,200.

	k)	Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by SFAS No. 128, “Earnings Per Share.” As of April 30, 2008, the effect of 11,089,071 (April 30, 2007 – 6,622,705) stock purchase warrants was anti dilutive and not included in the calculation of dilutive net loss.

	l)	Revenue Recognition

Oil and natural gas revenues are recorded using the sales method whereby the Company recognizes oil and natural gas revenue based on the amount of oil and gas sold to purchasers when title passes, the amount is determinable and collection is reasonably assured. Actual sales of gas are based on sales, net of the associated volume charges for processing fees and for costs associated with delivery, transportation, marketing, and royalties in accordance with industry standards. Operating costs and taxes are recognized in the same period of which revenue is earned.

	m)	Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Century Petroleum Corp.
Notes to the Financial Statements
(Expressed in US dollars)

1.	Summary of Significant Accounting Policies and Organization (continued)

	n)	Foreign Currency Translation

The Company uses US dollars as its functional and reporting currency. The Company has gains and losses arising as a result of translations of Canadian transactions into US dollars. These gains and losses are included in operations.

	o)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

	p)	Concentration of Revenue

During the year ended April 30, 2008, 100% of the Company’s sales were from one customer.

2.	Oil and Gas Properties

a)

On June 15, 2006, the Company acquired a 100% working interest and a 75% net revenue interest in certain oil and gas properties consisting of 32 leases totaling 1,224 gross acres located in Louisiana in consideration for $2,000,000. As of April 30, 2008, the Company has capitalized $2,071,275 of costs related to its interest. During the year ended April 30, 2008, the Company decided not to pursue the development of this property. As a result, $2,071,275 was added to the full cost pool.

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

c)

On November 1, 2006, the Company entered into an agreement to acquire a 4% interest in an oil and gas property and applicable leases located in southern Louisiana. The Company paid $222,552 as consideration which included prospect fees and property expenses. During the fiscal year ended April 30, 2007, the Company incurred an additional $1,296 of lease costs and $582,403 of drilling expenses. During the year ended April 30, 2008, the Company incurred an additional $44,155 of lease costs and $449,237 of drilling expenses. On October 25, 2007, the Company increased its working interest in certain objectives of Well No. 1 to 5.44%. On March 14, 2008, the Company’s working interest in certain leases was decreased to 3.58% pursuant to a pre-existing agreement.

d)

On March 1, 2007, the Company entered into a participation agreement and joint operating agreement with two operators to purchase an undivided 8.92353% before casing point and 7.585% after casing point interest on the Shadyside Prospect located in St. Mary Parish, Louisiana. At April 30, 2007, the Company paid $52,012 towards their share of G&G reimbursement and land costs incurred to date. During the year ended April 30, 2008, the Company incurred an additional $17,414 of lease costs and $1,230,217 of drilling expenses. In September 2007, the Company increased its working interest after casing point to 15.17%.

e)

On July 10, 2007, the Company entered into a purchase and sale agreement with CTC Minerals, Inc. whereby the Company agreed to purchase a 10% interest in the Alligator Bayou Prospect located in Matagorda for $800,000. On April 20, 2008, the Company agreed to sell a 4% interest in the property to three separate parties in consideration for $490,332, which represents 40% of estimated expenses incurred by the Company on the property up to April 10, 2008. Subsequent to April 30, 2008, the Company received $490,332, which was included in notes receivable at April 30, 2008. During the year ended April 30, 2008, the Company has capitalized $1,231,943 of costs related to its interest.

All of the Company’s proven and unproven oil and gas properties are located in the United States. The following table summarizes information regarding the Company's oil and gas acquisition, exploration and development activities:

Century Petroleum Corp.
Notes to the Financial Statements
(Expressed in US dollars)

2.	Oil and Gas Properties (continued)

	April 30, 2008	April 30, 2007
	$	$

Proved Properties

Acquisition costs	2,095,221	–
Exploration costs	1,275,697	–
Less:
Accumulated depletion (At $13 per MCF)	(361,481)	–
Impairment of oil and gas properties	(1,034,151)

	1,975,286	–

Unproven Properties

Acquisition costs	1,029,635	2,108,763
Exploration costs	1,951,942	807,883
Less:
Oil and gas interest sold (Note 2(e))	(490,332)	–

	2,491,245	2,916,646

Net Carrying Value	4,466,531	2,916,646

3.	Asset Retirement Obligations

The Corporation’s asset retirement obligations (“AROs”) in regards to oil and gas properties (Note 2) relates to site restoration.A reconciliation between the opening and closing AROs balance is provided below:

	April 30, 2008	April 30, 2007
	$	$
Beginning asset retirement obligations	–	–
Liabilities incurred	2,310	–
Accretion	–	–

Total asset retirement obligations	2,310	–

In accordance with Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations," the Company measured the AROs at a fair value of $2,310 and capitalized this to the oil and gas property. The AROs will accrete to $10,771 until the time at which it is expected to be settled, being 21.8 years. A discount rate of 10% was used to calculate the present value of the ARO. The corresponding accretion at April 30, 2008, being $Nil (April 30, 2007 - $Nil), will be included in depletion, depreciation and amortization. Actual retirement costs will be recorded against the AROs when incurred. Any difference between the recorded AROs and the actual retirement costs incurred will be recorded as a gain or loss in the period of settlement.

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

Century Petroleum Corp.
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

f)

On January 15, 2007, the Company issued 5,000,000 restricted shares of common stock to the President of the Company at a fair value of $1.89 per share. The shares are held in escrow by the Company and 250,000 shares are released at the end of each three-month period immediately following the effective date of the employment agreement dated October 1, 2006. During the year ended April 30, 2007, 500,000 shares with a fair value of $945,000 were released from escrow and charged to consulting. During the year ended April 30, 2008, 750,000 shares with a fair value of $1,890,000 were released from escrow and charged to consulting. Refer to Note 7(a).

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

i)

On May 24, 2007, the Company entered into an agreement to appoint an individual as a member of the Company’s Advisory Board. The Individual agreed to provide advisory services to the Company for an indefinite period, or until terminated by either party, in consideration for 37,500 restricted shares of common stock at the end of every financial quarter of the Company in which the individual serves as a member of the Company’s Advisory Board. During the year ended April 30, 2008, the Company recognized $142,241 of consulting fees and the amount is included in common stock subscribed.

j)

On June 1, 2007, the Company entered into an agreement to appoint an individual as a member of the Company’s Advisory Board. The Individual agreed to provide advisory services to the Company for an indefinite period, or until terminated by either party, in consideration for 37,500 restricted shares of common stock at the end of every financial quarter of the Company in which the individual serves as a member of the Company’s Advisory Board. During the year ended April 30, 2008, the Company recognized $130,625 of consulting fees and the amount is included in common stock subscribed.

k)

On July 2, 2007, the Company issued 961,538 units at a deemed price of $0.52 per unit in consideration for $500,000 pursuant to the share issuance agreement described in Note 7(c). Each unit consists of one common share and one share purchase warrant. Each whole warrant is exercisable within three years of the date of issuance at a price of $0.78 per share.

l)

On July 16, 2007, the Company issued 1,785,714 units at a deemed price of $0.56 per unit in consideration for $1,000,000 pursuant to the share issuance agreement described in Note 7(c). Each unit consists of one common share and one share purchase warrant. Each whole warrant is exercisable within three years of the date of issuance at a price of $0.835 per share.

m)

On October 12, 2007, the Company issued 961,538 units at a deemed price of $0.52 per unit in consideration for $500,000 pursuant to the share issuance agreement described in Note 7(c). Each unit consists of one common share and one share purchase warrant. Each whole warrant is exercisable within three years of the date of issuance and are exercisable at a price of $0.78 per share.

n)

On October 22, 2007, the Company issued 757,576 units at a deemed price of $0.66 per unit in consideration for $500,000 pursuant to the share issuance agreement described in Note 7(c). Each unit consists of one common share and one share purchase warrant. Each whole warrant is exercisable within three years of the date of issuance at a price of $0.99 per share.

o)

On March 25, 2008, the Company issued 813,953 units at a deemed price of $0.43 per unit in consideration for $350,000 pursuant to the share issuance agreement described in Note 7(c). Each unit consists of one common share and one share purchase warrant. Each whole warrant is exercisable within three years of the date of issuance at a price of $0.64 per share.

Century Petroleum Corp.
Notes to the Financial Statements
(Expressed in US dollars)

5.	Warrants

A summary of the changes in the Company’s share purchase warrants is presented below:

	April 30, 2008		April 30, 2007
		Weighted Average		Weighted Average
		Exercise		Exercise
	Number	Price	Number	Price

Balance, beginning of year	6,622,705	1.64	–	–
Issued	5,280,319	0.81	6,622,705	1.64
Exercised	–	–	–	–
Forfeited / Expired	–	–	–	–

Balance, end of period	11,903,024	1.27	6,622,705	1.64

6.	Related Party Transactions

a)

During the fiscal year ended April 30, 2006, the former President of the Company advanced $2,000 to the Company. At April 30, 2008, a balance of $100 is due to a related party for expense reimbursement and is non-interest bearing, unsecured and has no specific terms of repayment.

	b)	During the year ended April 30, 2008, the Company paid $130,000 for consulting services provided by the former President of the Company.

	c)	During the year ended April 30, 2008, the Company paid $159,000 for services provided by the President of the Company.

	d)	Refer to Notes 7(a), (d) and (e).

7.	Commitments

a)

On October 1, 2006 (the “effective date”), the Company hired an employee for the position of President and CEO. The contract is for a period of twelve months, and is renewable. On January 11, 2007, the contract was amended to increase the remuneration from $10,000 per month to $11,000 per month, and to increase the number of common shares to be issued from 3,000,000 shares to 5,000,000 shares of common stock. The shares are to be held in escrow by the Company and will vest and be earned as follows: 250,000 shares at the end of each three-month period immediately following the effective date. The shares have an aggregate fair value of $9,450,000. During the fiscal year ended April 30, 2007, 500,000 shares with a fair value of $945,000 were released from escrow and charged to consulting, and an additional $157,500 of stock-based compensation was accrued and charged to consulting. For the year ended April 30, 2008, 1,000,000 shares with a fair value of $1,890,000 were released from escrow and charged to consulting. On January 1, 2008, the contract was further amended to increase the employee’s remuneration to $15,000 per month.

b)

On October 10, 2006, the Company signed an agreement to rent office space in Houston, Texas beginning November 1, 2006 for a period of 12 months at $800 per month. On November 1, 2007, the Company renewed the agreement for a period of 6 months at $1,029 per month. On May 1, 2008 the Company renewed the agreement for a period of 6 months at $1,022 per month.

c)

On December 15, 2006, the Company entered into a share issuance agreement for share subscriptions up to $5,000,000. The subscriber shall make available to the Company by way of advances up to $5,000,000 until December 15, 2009. Upon receipt of the advances, the Company shall issue units of the Company at a price equal to 75% of volume weighted average closing price of the Company (ticket symbol “CYPE.OB”) during the 10 previous trading days according to Yahoo! Finance at http://finance.yahoo.com. Each unit consists of one common share of the Company and one share purchase warrant. Each whole warrant may be exercised within three years of the date of issuance to the purchaser at a price equal to 150% of subscription price. During the fiscal year ended April 30, 2007, the Company received cash proceeds of $1,500,000 and issued 987,708 units. During the year ended April 30, 2008, the Company received cash proceeds of $2,850,000 and issued 5,280,319 units.

d)

On May 24, 2007, the Company entered into an agreement to appoint an individual as a member of the Company’s Advisory Board. The Individual agreed to provide advisory services to the Company for an indefinite period, or until terminated by either party, in consideration for 37,500 restricted shares of common stock at the end of every financial quarter of the Company in which the individual serves as a member of the Company’s Advisory Board. During the year ended April 30, 2008, the Company recognized $142,241 of consulting fees and the amount is included in common stock subscribed.

Century Petroleum Corp.
Notes to the Financial Statements
(Expressed in US dollars)

7.	Commitments (continued)

e)

On June 1, 2007, the Company entered into an agreement to appoint an individual as a member of the Company’s Advisory Board. The Individual agreed to provide advisory services to the Company for an indefinite period, or until terminated by either party, in consideration for 37,500 restricted shares of common stock at the end of every financial quarter of the Company in which the individual serves as a member of the Company’s Advisory Board. During the year ended April 30, 2008, the Company recognized $130,625 of consulting fees and the amount is included in common stock subscribed.

8.	Going Concern

As reflected in the accompanying financial statements, the Company has a deficit of $5,949,137 from inception and used cash from operations of $409,289, for the year ended April 30, 2008. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

9.	Subsequent Event

On July 9, 2008, the Company issued 300,000 shares of common stock to two members of the advisory board pursuant to the advisory services agreements described in Note 7(d) and (e)

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.         CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer) and our secretary and treasurer (our principal accounting officer and principal financial officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of April 30, 2008, the end of the year covered by this report, our president (our principal executive officer) and our secretary and treasurer (our principal accounting officer and principal financial officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer) and our secretary and treasurer (our principal accounting officer and principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8A(T)      CONTROLS AND PROCEDURES.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of April 30, 2008, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer) and our secretary and treasurer (our principal accounting officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer) and our secretary and treasurer (our principal accounting officer and principal financial officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of April 30, 2008, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgement and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended April 30, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B.         OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers, Promoters and Control Persons

All directors of our company hold office until the next annual meeting of our shareholders and until such director’s successor is elected and has been qualified, or until such director’s earlier death, resignation or removal. The following table sets forth the names, positions and ages of our executive officers and directors. Our board of directors elects officers and their terms of office are at the discretion of our board of directors.

Name	Position Held with our Company	Age	Date First Elected or Appointed
James B. Hersch	President, Chief Executive Officer and Director	56	October 1, 2006
Johannes T. Petersen	Secretary, Treasurer and Director	35	May 15, 2006

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

James B. Hersch – President, Chief Executive Officer and Director

Mr. Hersch was appointed President, Chief Executive Officer and a director on October 1, 2006.

Mr. Hersch has extensive experience in risk management, geological exploration, development, project management, joint ventures, strategic planning, prospecting and drilling. Before joining Century Petroleum Corp, Mr. Hersch worked for 26 years for Anadarko Petroleum Corporation, where he held various positions including Exploration Manager, Project Geologist and Project Manager.

Prior to Anadarko, Mr. Hersch worked for Exxon USA as Senior Geologist, coordinating all company operated wildcat wells, and as Geologist, with responsibility for offshore Gulf of Mexico prospect generation wherein he recommended numerous prospects purchased by Exxon.

Mr. Hersch holds a Masters of Science in Economic Geology from University Of Tennessee, USA, and a Bachelor of Arts in Geology; is a Certified Petroleum Geologist (American Association of Petroleum Geologists); and is a Licensed Geologist in the State of Texas.

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

Mr. Petersen currently sits on the board of directors of Reflection Oil & Gas Partners Ltd, a private UK company of which he was a founder, and Hainan Mining Corporation Ltd., a private UK company of which he was a founder. He is also a director of Paloma Resources Inc, a Canadian public company.

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

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended April 30, 2008, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
James B. Hersch	Nil	Nil	Nil
Johannes T. Petersen	Nil	Nil	Nil

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 4 - Statement of Changes in Beneficial Ownership of Securities.

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

Nomination Process

As of July 23, 2008, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our company at the address on the cover of this annual report.

Audit Committee and Audit Committee Financial Expert

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, nor do we have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors, consisting of Johannes Petersen and James Hersch. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our present circumstances given the early stages of our development.

ITEM 10.         EXECUTIVE COMPENSATION.

Executive Compensation

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended April 30, 2008; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended April 30, 2008, who we will collectively refer to as our named executive officers, of our company for the years ended April 30, 2008 and April 30, 2007, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
James B. Hersch(1) President and Chief Executive Officer	2008 2007	$159,000 $74,000	$11,000 $5,000	$1,890,000 $1,102,500	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$2,060,000 $1,181,500
Johannes T. Petersen(2) Secretary and Treasurer	2008 2007	$120,000 $100,000	$10,000 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$130,000 $100,000

(1)	Mr. Hersch was appointed President and Chief Executive Officer on October 1, 2006.

(2)	Mr. Petersen was appointed President, Treasurer and Secretary on May 15, 2006 and resigned as President on October 1, 2006.

There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Outstanding Equity Awards at Fiscal Year-End

As at April 30, 2008, there were no unexercised options or stock that had not vested in regards to our executive officers, and there were no equity incentive plan awards for our executive officers during the year ended April 30, 2008.

Options Grants in the Year Ended April 30, 3008

During the year ended April 30, 2008, no stock options were granted to our executive officers.

Aggregated Options Exercised in the Year Ended April 30, 2008 and Year End Option Values

There were no stock options exercised during the year ended April 30, 2008 and no stock options held by our executive officers at the end of the year ended April 30, 2008.

Repricing of Options/SARS

We did not reprice any options previously granted to our executive officers during the year ended April 30, 2008.

Director Compensation

Directors of our company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the year ended April 30, 2008, we did not pay any compensation or grant any stock options to our directors.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of July 23, 2008, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Johannes Petersen 2 Eaton Gate London SW1W 9BJ United Kingdom	25,900,000 common shares	37.08%
James B. Hersch 27 South Chandler Creek Circle The Woodlands, TX 77381	5,000,000 common shares(2)	7.16%
Banque SCS Alliance S.A. Route De Chancy PO Box 64 Geneva 8 1211 Swizterland	5,209,997 common shares	7.46%
E&P Investments GMBH PO Box 556 Main Street Charlestown Nevis	6,268,027 common shares	8.97%
Directors and Executive Officers as a Group(1)	30,900,000 common shares	44.24%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 23, 2008. As of July 23, 2008, there were 69,857,024 shares of our company’s common stock issued and outstanding.

(2)

Includes all of the 5,000,000 shares issued under an employment agreement dated October 1, 2006 with James B. Hersch. The 5,000,000 are held in escrow and are released every 3 months, of which 1,500,000 have been released to Mr. Hersch.

Change in Control

We are not aware of any arrangement that might result in a change in control of our company in the future.

Equity Plan Compensation Information

Our company does not currently have a stock option plan or other form of equity plan.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended April 30, 2008, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Corporate Governance

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-B. We have determined, however, that Oscar Fernandez is an independent director as defined in section 803 of the Amex Company Guide.

We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

Transactions with Independent Directors

We currently do not have any independent directors.

ITEM 13.         EXHIBITS.

Exhibit	Description
Number

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on July 8, 2005).

3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on July 8, 2005).

(10)	Material Contracts

10.1	Purchase and Sale Agreement dated April 10, 2005 between our company and Multi Metal Mining Corp. (incorporated by reference from our Form SB-2 Registration Statement, filed on July 8, 2005).

10.2	Asset Purchase Agreement dated June 15, 2006 between our company and Site Drilling Force Limited (BVI) (incorporated by reference from our Current Report on Form 8-K, filed on June 20, 2006).

10.3	Assignment dated August 10, 2006 (incorporated by reference from our Current Report on Form 8-K, filed on August 17, 2006).

10.4	Executive Employment Agreement with James B. Hersch (incorporated by reference from our Current Report on Form 8-K, filed on October 5, 2006).

10.5	Amendment Agreement with James B. Hersch (incorporated by reference from our Current Report on Form 8-K, filed on January 17, 2007).

10.6	Share Issuance Agreement dated the 15th day of December 2006 (incorporated by reference from our

Current Report on Form 8-K, filed on December 19, 2006).

10.7	Letter of Intent with Houston Energy, Inc. and Red Willow Offshore, LLC dated February 16, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on February 26, 2007).

10.8	Purchase and sale agreement with CTC Minerals, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 25, 2007).

(31)	302 Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James B. Hersch.

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Johannes T. Petersen.

(32)	906 Certification

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James B. Hersch.

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Johannes T. Petersen.

*Filed herewith

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended April 30, 2008 and April 30, 2007:

Services	2008	2007
Audit fees	$18,910	$9,094
Tax fees	$Nil	$Nil
All other fees	$Nil	$Nil

Total fees	$18,910	$9,094

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by Webb Company, P.A. for the fiscal years ended April 2008 and 2007 in connection with statutory and regulatory filings or engagements.

Tax Fees. Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

We do not use Webb & Company, P.A. for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Webb & Company, P.A. to provide compliance outsourcing services.

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

Our board of directors, who acts as our audit committee, has adopted a policy governing the pre-approval by the board of directors of all services, audit and non-audit, to be provided to our company by our independent auditors. Under the policy, the board of directors has pre-approved the provision by our independent auditors of specific audit, audit related, tax and other non-audit services as being consistent with auditor independence. Requests or applications to provide services that require the specific pre-approval of the board of directors must be submitted to the board of directors by the independent auditors, and the independent auditors must advise the board of directors as to whether, in the independent auditor’s view, the request or application is consistent with the Securities and Exchange Commission's rules on auditor independence.

The board of directors has considered the nature and amount of the fees billed by Webb & Company, P.A. and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Webb & Company, P.A.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY PETROLEUM CORP.

By: /s/ James B. Hersch
James B. Hersch
President and Director
(Principal Executive Officer)

Date: August 13, 2008

By: /s/ Johannes T. Petersen
Johannes T. Petersen
Chief Financial Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: August 13, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ James B. Hersch
James B. Hersch
President and Director
(Principal Executive Officer)

Date: August 13, 2008

By: /s/ Johannes T. Petersen
Johannes T. Petersen
Chief Financial Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: August 13, 2008