Form 10-Q
period 2008-07-31
Century Petroleum Corp.
filed 2008-09-22
CIK 1332042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission File Number 333-126490

CENTURY PETROLEUM CORP.
(Exact name of registrant as specified in its charter)

Nevada	47-0950123
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9595 Six Pines Drive, Suite 8210, Building 8, Level 2, The Woodlands, TX	77380
(Address of principal executive offices)	(Zip Code)

832.631.6061
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ X ] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act

[ ] YES [ X ] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
69,857,024 common shares issued and outstanding as of September 12, 2008

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the three month period ended July 31, 2008 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Century Petroleum Corp.

July 31, 2008

Century Petroleum Corp.
Condensed Balance Sheets
(Expressed in US dollars)

	July 31,	April 30,
	2008	2008
	(unaudited)
ASSETS
Current Assets
Cash	$72,941	$128,672
Accounts receivable	133,126	143,152
Accrued petroleum revenues	96,160	–
Prepaid expenses and other current assets	300,896	256,868
Notes receivable (Note 2(e))	–	490,332
Total Current Assets	603,123	1,019,024
Property and Equipment, net	6,291	7,121
Intangible Assets, net	6,727	8,026
Oil and Gas Interest (full cost method) (Note 2)	4,062,975	4,466,531
Total Assets	$4,679,116	$5,500,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$342,492	$333,823
Accounts payable-related party (Note 6(a))	100	100
Accrued liabilities	176,653	219,430
Due to related party (Note 6(a))	2,000	2,000
Total Liabilities	$521,245	$555,353
Stockholders’ Equity
Preferred Stock, 7,000,000 shares authorized, $0.001 par value
none issued and outstanding	–	–
Common Stock, 483,000,000 shares authorized, $0.001 par value
69,857,024 shares issued and outstanding (April 30, 2008 - 69,557,024 shares)	69,857	69,557
Additional Paid-in Capital	17,460,763	17,167,063
Common Stock Subscribed (53,333 shares to be issued)	52,366	272,866
Deferred Compensation	(6,142,500)	(6,615,000)
Deficit	(7,282,615)	(5,949,137)
Total Stockholders’ Equity	4,157,871	4,945,349
Total Liabilities and Stockholders’ Equity	$4,679,116	$5,500,702

(The Accompanying Notes are an Integral Part of These Financial Statements)

Century Petroleum Corp.
Condensed Statements of Operations
(Expressed in US dollars)
(unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	July 31,	July 31,
	2008	2007

Revenue	$248,850	$–

Expenses
Consulting (Note 6(b))	621,000	589,899
Depletion, accretion and amortization	61,421	–
Impairment of oil and gas property	815,010	–
General and administrative	67,290	91,328
Production expenses	9,970	–
Professional fees	9,167	15,601
Total Operating Expenses	1,583,858	696,828
Operating Loss	(1,335,008)	(696,828)
Other Income (Expenses)
Foreign exchange gain (loss)	8	(408)
Interest income	1,522	6,541
Total Other Income (Expenses)	1,530	6,133
Loss Before Income Taxes	(1,333,478)	(690,695)
Provision for Income Taxes	–	–
Net Loss	$(1,333,478)	$(690,695)
Net Loss Per Share – Basic and Diluted	$(0.02)	$(0.01)

Weighted Average Number of Shares Outstanding - Basic and Diluted	69,628,763	64,870,948

(The Accompanying Notes are an Integral Part of These Financial Statements)

Century Petroleum Corp.
Condensed Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	July 31,	July 31,
	2008	2007

Operating Activities
Net loss	$(1,333,478)	$(690,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and accretion	61,421	1,713
Impairment loss on oil and gas properties	815,010	–
Stock-based compensation	546,000	526,899
Change in operating assets and liabilities:
Prepaid expenses and deposits	(44,028)	34,402
Amounts receivable	(86,134)	–
Accounts payable and accrued liabilities	(34,293)	(13,166)
Net Cash Provided by (Used in) Operating Activities	(75,502)	(140,847)
Investing Activities
Payments received on note receivable	490,332	–
Purchase of oil and gas interest	(470,561)	(1,912,986)
Net Cash Provided by (Used in) Investing Activities	19,771	(1,912,986)
Financing Activities
Repayment to related party	–	(4,598)
Proceeds from common stock subscribed	–	1,500,000
Net Cash Provided by Financing Activities	–	1,495,402
Decrease in Cash	(55,731)	(558,431)
Cash and Cash Equivalents - Beginning of Period	128,672	978,654
Cash and Cash Equivalents - End of Period	$72,941	$420,223

Non-Cash Financing Activities
Shares issued for consulting services	$294,000	$526,899
Supplemental Disclosures
Interest paid	$––	$––
Income taxes paid	$––	$––

(The Accompanying Notes are an Integral Part of These Financial Statements)

Century Petroleum Corp.
Notes to the Condensed Financial Statements
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

Century Petroleum Corp.
Notes to the Condensed Financial Statements
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

Century Petroleum Corp.
Notes to the Condensed Financial Statements
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

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by SFAS No. 128, “Earnings Per Share.” As of July 31, 2008, the effect of 7,293,027 (2007 – 11,903,024 per Note 5) stock purchase warrants was anti dilutive and not included in the calculation of dilutive net loss.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available- for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's financial statements.

Century Petroleum Corp.
Notes to the Condensed Financial Statements
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

Century Petroleum Corp.
Notes to the Condensed Financial Statements
(Expressed in US dollars)
(Unaudited)

1.	Summary of Significant Accounting Policies and Organization (continued)

	n)	Foreign Currency Translation

The Company uses US dollars as its functional and reporting currency. The Company has gains and losses arising as a result of translations of Canadian transactions into US dollars. These gains and losses are included in operations.

	o)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

	p)	Concentration of Credit Risk

The Company at times has cash in banks in excess of FDIC insurance limits. At July 31, 2008, the Company had $Nil in excess of FDIC limits.

	q)	Concentration of Revenue

During the three month period ended July 31, 2008, 100% of the Company’s sales were to one customer.

2.	Oil and Gas Properties

a)

On June 15, 2006, the Company acquired a 100% working interest and a 75% net revenue interest in certain oil and gas properties consisting of 32 leases totaling 1,224 gross acres located in Louisiana in consideration for $2,000,000. As of April 30, 2008, the Company has capitalized $2,071,275 of costs related to its interest. During the year ended April 30, 2008, the Company decided not to pursue the development of this property. As a result, an impairment of $2,071,275 was recognized.

b)

On November 1, 2006, the Company entered into an agreement to acquire a 4% interest in an oil and gas property and applicable leases located in southern Louisiana. The Company paid $222,552 as consideration which included prospect fees and property expenses. During the fiscal year ended April 30, 2007, the Company incurred an additional $1,296 of lease costs and $582,403 of drilling expenses. During the year ended April 30, 2008, the Company incurred an additional $44,155 of lease costs and $899,229 of drilling expenses. During the three month period ended July 31, 2008, the Company recovered $414 of lease costs and incurred an additional $18,213 of drilling costs. On October 25, 2007, the Company increased its working interest in certain objectives of Well No. 1 to 5.44%. On March 14, 2008, the Company’s working interest in certain leases was decreased to 3.58% pursuant to a pre-existing agreement.

c)

On March 1, 2007, the Company entered into a participation agreement and joint operating agreement with two operators to purchase an undivided 8.92353% before casing point and 7.585% after casing point interest on the Shadyside Prospect located in St. Mary Parish, Louisiana. At April 30, 2007, the Company paid $52,012 towards their share of G&G reimbursement and land costs incurred to date. During the year ended April 30, 2008, the Company incurred an additional $17,414 of lease costs and $1,230,217 of drilling expenses. During the three month period ended July 31, 2008, the Company incurred an additional $1,138 of lease costs and $8,944 of drilling expenses. In September 2007, the Company increased its working interest after casing point to 15.17%.

d)

On July 10, 2007, the Company entered into a purchase and sale agreement with CTC Minerals, Inc. whereby the Company agreed to purchase a 10% interest in the Alligator Bayou Prospect located in Matagorda for $800,000. On April 20, 2008, the Company agreed to sell a 4% interest in the property to three separate parties in consideration for $490,332, which represents 40% of estimated expenses incurred by the Company on the property up to April 10, 2008. At during the three month period ended July 31, 2008, the Company received $490,332 included in notes receivable at April 30, 2008. During the year ended April 30, 2008, the Company had capitalized $1,231,943 of costs related to its interest. During the three month period ended July 31, 2008, the Company recovered $32,551 of lease costs and incurred an additional $475,230 of drilling costs.

All of the Company’s proven and unproven oil and gas properties are located in the United States. The following table summarizes information regarding the Company's oil and gas acquisition, exploration and development activities:

Century Petroleum Corp.
Notes to the Condensed Financial Statements
(Expressed in US dollars)
(Unaudited)

2.	Oil and Gas Properties (continued)

		July 31, 2008		April 30, 2008
	$		$

Proved Properties

Acquisition costs		2,096,359		2,095,221
Exploration costs		1,284,641		1,275,697
Less:
Accumulated depletion (At $5 per MCF)		(420,588)		(361,481)
Impairment of oil and gas properties		(1,849,161)		(1,034,151)

		$1,111,251		$1,975,286

Unproven Properties

Acquisition costs		$999,275		$1,029,635
Exploration costs		2,445,386		1,951,942
Less:
Oil and gas interest sold (Note 2(e))		(492,937)		(490,332)

		2,951,724		2,491,245

Net Carrying Value		$4,062,975		$4,466,531

3.	Asset Retirement Obligations

The Corporation’s asset retirement obligations (“AROs”) in regards to oil and gas properties (Note 2) relates to site restoration. A reconciliation between the opening and closing AROs balance is provided below:

		July 31, 2008		April 30, 2008
	$		$
Beginning asset retirement obligations		2,310		–
Liabilities incurred		–		2,310
Accretion		185		–
				–
Total asset retirement obligations		$2,495		$2,310

In accordance with Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations," the Company measured the AROs at a fair value of $2,310 and capitalized this to the oil and gas property. The AROs will accrete to $10,771 until the time at which it is expected to be settled, being 21.8 years. A discount rate of 10% was used to calculate the present value of the ARO. The corresponding accretion at July 31, 2008, being $185 (April 30, 2008 - $Nil), is included in depletion, depreciation and amortization. Actual retirement costs will be recorded against the AROs when incurred. Any difference between the recorded AROs and the actual retirement costs incurred will be recorded as a gain or loss in the period of settlement.

4.	Stockholders’ Equity

During the three months ended July 31, 2008:

On July 9, 2008, the Company issued 300,000 shares of common stock to two members of the advisory board pursuant to the advisory services agreements described in Note 7(d) and (e).

5.	Warrants

A summary of the changes in the Company’s share purchase warrants is presented below:

	July 31, 2008		July 31, 2007
		Weighted Average		Weighted Average
		Exercise		Exercise
	Number	Price	Number	Price

Balance, beginning of period	11,903,024	1.27	6,622,705	1.64
Issued	–	–	5,280,319	0.81
Exercised	–	–	–	–
Forfeited / Expired	(4,609,997)	0.15	–	–

Balance, end of period	7,293,027	1.12	11,903,024	1.27

Century Petroleum Corp.
Notes to the Condensed Financial Statements
(Expressed in US dollars)
(Unaudited)

6.	Related Party Transactions

	a)	At July 31, 2008, a balance of $100 is due to a related party for expense reimbursement and is non-interest bearing, unsecured and has no specific terms of repayment.

	b)	During three month period ended July 31, 2008, the Company paid $30,000 (2007 - $30,000) for consulting services provided by the former President of the Company.

	c)	During the three month period ended July 31, 2008, the Company paid $45,000 (2007 - $33,000) for services provided by the President of the Company.

	d)	Refer to Notes 7(a), (d) and (e).

7.	Commitments

a)

On October 1, 2006 (the “effective date”), the Company hired an employee for the position of President and CEO. The contract is for a period of twelve months, and is renewable. On January 11, 2007, the contract was amended to increase the remuneration from $10,000 per month to $11,000 per month, and to increase the number of common shares to be issued from 3,000,000 shares to 5,000,000 shares of common stock. The shares are to be held in escrow by the Company and will vest and be earned as follows: 250,000 shares at the end of each three-month period immediately following the effective date. The shares have an aggregate fair value of $9,450,000. During the fiscal year ended April 30, 2007, 500,000 shares with a fair value of $945,000 were released from escrow and charged to consulting. For the year ended April 30, 2008, 1,000,000 shares with a fair value of $1,890,000 were released from escrow and charged to consulting. During the three month period ended July 31, 2008, 250,000 shares with a fair value of $472,000 was released from escrow and charged to consulting, and an additional $157,500 of stock-based compensation was accrued and charged to consulting. On January 1, 2008, the contract was further amended to increase the employee’s remuneration to $15,000 per month.

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

d)

On May 24, 2007, the Company entered into an agreement to appoint an individual as a member of the Company’s Advisory Board. The Individual agreed to provide advisory services to the Company for an indefinite period, or until terminated by either party, in consideration for 37,500 restricted shares of common stock at the end of every financial quarter of the Company in which the individual serves as a member of the Company’s Advisory Board. During the three month period ended July 31, 2008, the Company recognized $37,875 of consulting fees of this amount $28,616 is included in common stock subscribed.

e)

On June 1, 2007, the Company entered into an agreement to appoint an individual as a member of the Company’s Advisory Board. The Individual agreed to provide advisory services to the Company for an indefinite period, or until terminated by either party, in consideration for 37,500 restricted shares of common stock at the end of every financial quarter of the Company in which the individual serves as a member of the Company’s Advisory Board. During the three month period ended July 31, 2008, the Company recognized $35,625 of consulting fees of this amount $23,750 is included in common stock subscribed.

Century Petroleum Corp.
Notes to the Condensed Financial Statements
(Expressed in US dollars)
(Unaudited)

8.	Going Concern

As reflected in the accompanying financial statements, the Company has a deficit of $7,282,615 from inception and was used cash from operations of $75,502 for the three months ended July 31, 2008. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

9.	Subsequent Event

On September 10, 2008, the Company received a $200,000 loan from the Chief Financial Officer of the Company. The loan is unsecured, bears interest at a rate of 12% per annum, and matures on December 31, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors".

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us” and “our” mean Century Petroleum Corp., unless otherwise indicated.

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

On June 15, 2006, we acquired a 100% working interest and 75% net revenue interest in certain oil and gas properties, located in Beauregard Parish, Louisiana, from Site Drilling Force Limited (BVI). To date, we have only conducted preliminary geological and geophysical studies on the Beauregard Parish leases. During the year ended April 30, 2008, the Company decided not to pursue the development of this property. As a result, an impairment of $2,071,275 was added to the full cost pool.

On November 1, 2006, we entered into an agreement whereby we acquired from Kossic Oil & Gas LP, a 4% working interest in the Thunder Stud Prospect, located in southern Louisiana. On October 25, 2007 we increased our working interest in certain geologic objectives of well No. 1 to 5.44% . Drilling on the property began in late January 2007 and operations were carried out by Sterling Energy plc. Target depth for well No. 1 was reached in May 2007 and petrophysical analysis suggests that multiple pay horizons were encountered. Testing operations of Well No. 1 were carried out in two intervals of the Yegua formation. One of these intervals was deemed to be noncommercial, whilst the other interval flowed oil and gas at a gross rate of 1,057 MCFD and 456BOPD. Working interest partners are expected to drill Thunder Stud #2 confirmation well in late 2008 or early 2009. The second well will target a geologic structure interpreted to be up-dip of the existing well control. At the close of the quarter ended July 31, 2008, we had spent $1,767,434in the acquisition of the project, lease renewals, drilling, completion and testing costs for this well.

On February 16, 2007, we entered into a letter of intent with Houston Energy, Inc. and Red Willow Offshore, LLC. wherein we agreed to purchase an undivided 8.92353% before casing point and 7.585% after casing point interest on the Shadyside Prospect located in St. Mary Parish, Louisiana. The final participation agreement and joint operating agreement for the prospect were signed in May 2007 and drilling operations on the Shadyside #1 well started in July 2007. Target depth was reached in September 2007. At that time, we increased our working interest after casing point to 15.17% . On December 2007, a production test was successfully completed and on January 7, 2008, hydrocarbons production started. At the close of the quarter ended July 31, 2008, we had spent $1,309,725 on the acquisition of the project, lease renewals, drilling, completion, testing and development costs for this well. In September 2007, Neumin Production Company replaced Red Willow Offshore LLC as the operator of this well.

On May 8, 2007, we entered into a letter of intent with CTC Minerals, Inc. wherein we agreed to purchase a 10% interest in the Alligator Bayou Prospect located in Matagorda and Brazoria Counties, Texas. On July 12, 2007 we entered into a final purchase and sale agreement with CTC Minerals. Drilling operations of the Alligator Bayou #1 well began in late April 2008 and El Paso Corporation is the operator of the well. On April 20, 2008, the Company agreed to sell a 4% working interest in the property to three separate parties. At the close of the quarter ended July 31, 2008, we had spent $1,184,290on the acquisition of the project, lease rentals and geological studies related to this prospect.

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

Cash Requirements

Despite having earned revenues of $248,850 during our quarter ended July 31, 2008, we have never been profitable. We require additional funds of approximately $2,000,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or exploration costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

Our auditors have issued a going concern opinion for our year ended April 30, 2008. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any significant revenues and no significant revenues are anticipated until production on our properties increase. As we had cash in the amount of $72,941 and a working capital in the amount of $81,878 as of July 31, 2008, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We will require additional funds to implement our growth strategy in exploration operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing.

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

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of July 31, 2008, one of the Company’s properties has proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

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

Results of Operations – Three Months Ended July 31, 2008 and 2007

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended July 31, 2008 which are included herein.

Our operating results for the three months ended July 31, 2008, for the three months ended July 31, 2007 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended July 31, 2008	Three Months Ended July 31, 2007	Change Between Three Month Period Ended July 31, 2008 and July 31, 2007
Revenue	$248,850	$0	$248,850
Consulting Expenses	621,000	589,899	31,101
Depletion, accretion and amortization	61,421	0	61,421
Impairment of oil and gas property	815,010	0	815,010
General and Administrative	67,290	91,328	(24,038)
Production Expenses	9,970	0	9,970
Professional Fees	9,167	15,601	(6,434)
Other Income (Expenses)	(1,530)	6,133	(7,663)
Net loss	1,333,478	690,695	864,897

Our accumulated losses increased to $7,282,615 as of July 31, 2008. Our financial statements report a net loss of $1,333,478 for the three month period ended July 31, 2008 compared to a net loss of $690,695 for the three month period ended July 31, 2007. Our losses have increased primarily as a result of the impairment of an oil and gas property.

As at July 31, 2008, we had $521,245 in current liabilities. Our net cash used in operating activities for the three months ended July 31, 2008 was $75,502 compared to $140,847 net cash used by operating activities in the three months ended July 31, 2007.

Liquidity and Financial Condition

Working Capital

	At	At
	July 31,	April 31,
	2008	2008
Current assets	$603,123	$1,019,024
Current liabilities	521,245	555,353
Working capital	$81,878	$463,671

Cash Flows

	Three Months Ended
	July 31,	July 31,
	2008	2007
Cash flows used by operating activities	$75,502	$140,847
Cash flows (provided by) used in investing activities	(19,771)	1,912,986
Cash flows provided by financing activities	0	1,495,402
Net increase (decrease) in cash during period	$(55,731)	$(558,431)

Operating Activities

Net cash used by operating activities was $75,502 in the three months ended July 31, 2008 compared with net cash used in operating activities of $140,847 in the same period in 2007. During the three months ended July 31, 2008, the $75,502 in net cash used by operating activities were a result of depreciation, depletion and accretion expenses of $61,421, impairment losses of oil and gas properties of $815,010, and stock based compensation of $546,000; which were partially offset by a reduction in operating assets and liabilities of $164,455.

Investing Activities

Net cash provided by investing activities was $19,771 in the three months ended July 31, 2008 compared to net cash used in investing activities of $1,912,986 in the same period in 2007. During the three months ended July 31, 2008, the $19,771 in net cash provided by investing activities was from $490,332 in payments received on notes receivable, partially offset by $470,561 in purchases of oil and gas interests.

Financing Activities

Net cash provided by financing activities was nil during the three months ended July 31, 2008 compared to $1,495,402 in the same period in 2007. The main reason for the change was that no private placements took place during the three months ended July 31, 2008 compared to $1,500,00 in the same period in 2007.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

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

Item 4(T). Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Our company is not a party to any pending legal proceeding and no legal proceeding is contemplated or threatened as of the date of this quarterly report.

Item 1A. Risk Factors

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

As of July 31, 2008, only one of our properties has proven reserves. On our other exploratory properties, we have not yet established any reserves and resources and we cannot assure you that we will ever establish any reserve or resources on them.

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

We had cash in the amount of $72,941 and working capital of $81,878 as at July 31, 2008. We have had limited income from operations during our last quarter July 31, 2008. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our properties currently under lease and option. Any direct acquisition of the claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the properties. The requirements are substantial. While we have arranged for advances of up to $5,000,000 from E&P Investments GmbH by way of a share issuance agreement entered into on December 15, 2006, and while we have received advances for $4,350,000 from the date of the share issuance agreement to July 31, 2008, there can be no assurances that we will receive any further funds from E&P Investments. Obtaining additional financing would be subject to a number of factors, including market prices for resources, investor acceptance of our properties and investor sentiment. These factors may negatively affect the timing, amount, terms or conditions of any additional financing available to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because there is no assurance that we will generate profitable operations, we face a high risk of business failure.

Despite having earned revenues of $248,850 during our quarter ended July 31, 2008, we have never been profitable. We were incorporated in December 2004 and to date have been involved primarily in organizational activities and limited exploration activities. Before we are able to generate significant additional revenue, we will incur substantial operating and exploration expenditures. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to July 31, 2008 is $7,282,615. We recognize that if we are unable to generate significant additional revenues from our activities, we will not be able to earn profits or continue operations. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate significant additional revenues in the future. We can provide investors with no assurance that we will ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
Number

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on July 8, 2005).

3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on July 8, 2005).

(10)	Material Contracts

10.1	Purchase and Sale Agreement dated April 10, 2005 between our company and Multi Metal Mining Corp. (incorporated by reference from our Form SB-2 Registration Statement, filed on July 8, 2005).

10.2	Asset Purchase Agreement dated June 15, 2006 between our company and Site Drilling Force Limited (BVI) (incorporated by reference from our Current Report on Form 8-K, filed on June 20, 2006).

10.3	Assignment dated August 10, 2006 (incorporated by reference from our Current Report on Form 8-K, filed on August 17, 2006).

10.4	Executive Employment Agreement with James B. Hersch (incorporated by reference from our Current Report on Form 8-K, filed on October 5, 2006).

10.5	Amendment Agreement with James B. Hersch (incorporated by reference from our Current Report on Form 8-K, filed on January 17, 2007).

10.6	Share Issuance Agreement dated the 15th day of December 2006 (incorporated by reference from our Current Report on Form 8-K, filed on December 19, 2006).

10.7	Letter of Intent with Houston Energy, Inc. and Red Willow Offshore, LLC dated February 16, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on February 26, 2007).

10.8	Purchase and sale agreement with CTC Minerals, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 25, 2007).

(31)	302 Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James B. Hersch.

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Johannes T. Petersen.

Exhibit	Description
Number

(32)	906 Certification

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James B. Hersch.

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Johannes T. Petersen.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY PETROLEUM CORP.

By: /s/ James B. Hersch
James B. Hersch
President and Director
(Principal Executive Officer)

Date: September 19, 2008

By: /s/ Johannes T. Petersen
Johannes T. Petersen
Chief Financial Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: September 19, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ James B. Hersch
James B. Hersch
President and Director
(Principal Executive Officer)

Date: September 19, 2008

By: /s/ Johannes T. Petersen
Johannes T. Petersen
Chief Financial Officer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: September 19, 2008