Form 10-Q
period 2008-10-31
Century Petroleum Corp.
filed 2008-12-15
CIK 1332042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________

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
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 71,857,024 common shares issued and outstanding as of December 12, 2008

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the six month period ended October 31, 2008 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Century Petroleum Corp.

October 31, 2008

F-1

Century Petroleum Corp.
Condensed Balance Sheets
(Expressed in US dollars)

	October 31,	April 30,
	2008	2008
	(unaudited)
ASSETS
Current Assets
Cash	$21,392	$128,672
Accounts receivable	7,999	143,152
Prepaid expenses and other current assets	153,169	256,868
Notes receivable	–	490,332
Total Current Assets	182,560	1,019,024
Property and Equipment, net	5,461	7,121
Intangible Assets, net	5,427	8,026
Oil and Gas Interest (full cost method) (Note 2)	4,412,805	4,466,531
Total Assets	$4,606,253	$5,500,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$369,621	$333,823
Accounts payable-related party (Note 7(a))	234	100
Accrued liabilities	165,604	217,120
Notes payable – related party	500,000	–
Due to related party (Note 7(a))	2,000	2,000
Total Current Liabilities	$1,037,459	$553,043
Asset Retirement Obligation	2,680	2,310
Total Liabilities	$1,040,139	$555,353
Stockholders’ Equity
Preferred Stock, 7,000,000 shares authorized, $0.001 par value
none issued and outstanding	–	–
Common Stock, 483,000,000 shares authorized, $0.001 par value
69,857,024 shares issued and outstanding (April 30, 2008 - 69,557,024 shares)	69,857	69,557
Additional Paid-in Capital	17,460,763	17,167,063
Common Stock Subscribed (128,333 shares to be issued)	40,133	272,866
Deferred Compensation	(5,670,000)	(6,615,000)
Deficit	(8,334,639)	(5,949,137)
Total Stockholders’ Equity	3,566,114	4,945,349
Total Liabilities and Stockholders’ Equity	$4,606,253	$5,500,702

(The Accompanying Notes are an Integral Part of These Financial Statements)

Century Petroleum Corp.
Condensed Statements of Operations
(Expressed in US dollars)
(unaudited)

	For the	For the	For the	For the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	October 31,	October 31,	October 31,	October 31,
	2008	2007	2008	2007

Revenue	$(27,060)	$–	$221,790	$–

Expenses
Consulting (Note 7(b) and (c))	535,267	582,484	1,156,267	1,172,383
Depletion, accretion and amortization	37,596	1,714	99,017	3,427
Impairment of oil and gas property	372,660	–	1,187,670	–
General and administrative	47,152	60,897	114,441	150,512
Production expenses	10,982	–	20,952	–
Professional fees	22,045	7,946	31,212	23,547
Total Operating Expenses	1,025,702	653,041	2,609,559	1,349,869
Operating Loss	(1,052,762)	(653,041)	(2,387,769)	(1,349,869)
Other Income (Expenses)
Foreign exchange gain (loss)	507	–	515	(408)
Interest income	230	1,693	1,752	8,234
Total Other Income (Expenses)	737	1,693	2,267	7,826
Loss Before Income Taxes	(1,052,025)	(651,348)	(2,385,502)	(1,342,043)
Provision for Income Taxes	–	–	–	–
Net Loss	$(1,052,025)	$(651,348)	$(2,385,502)	$(1,342,043)
Net Loss Per Share – Basic and Diluted	$(0.02)	$(0.01)	$(0.03)	$(0.02)

Weighted Average Number of Shares Outstanding	64,742,894	65,137,664	69,857,024	64,707,185

(The Accompanying Notes are an Integral Part of These Financial Statements)

Century Petroleum Corp.
Condensed Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	For the	For the
	Six Months	Six Months
	Ended	Ended
	October 31,	October 31,
	2008	2007

Operating Activities
Net loss	$(2,385,502)	$(1,342,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and accretion	99,017	3,427
Impairment loss on oil and gas properties	1,187,670	–
Stock-based compensation	1,006,267	1,046,383
Change in operating assets and liabilities:
Prepaid expenses and deposits	17,520	47,968
Amounts receivable	135,153	–
Accounts payable and accrued liabilities	27,710	(25,957)
Net Cash Provided by (Used in) Operating Activities	87,835	(270,222)
Investing Activities
Payments received on note receivable	490,332	–
Purchase of oil and gas interest	(1,185,447)	(2,789,173)
Net Cash Provided by (Used in) Investing Activities	(695,115)	(2,789,173)
Financing Activities
Notes payable from (Repayment to) related party	500,000	(4,598)
Proceeds from common stock subscribed	–	2,500,000
Net Cash Provided by Financing Activities	500,000	2,495,402
Decrease in Cash	(107,280)	(563,993)
Cash and Cash Equivalents - Beginning of Period	128,672	978,654
Cash and Cash Equivalents - End of Period	$21,392	$414,661

Non-Cash Financing Activities
Shares issued for consulting services	$294,000	$1,046,383
Supplemental Disclosures
Interest paid	$––	$––
Income taxes paid	$––	$––

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

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of October 31, 2008, one of the Company’s properties has proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

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

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by SFAS No. 128, “Earnings Per Share.” As of October 31, 2008, the effect of 6,868,027 (2007 – 11,089,071 per Note 6) stock purchase warrants was anti dilutive and not included in the calculation of dilutive net loss.

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

The Company at times has cash in banks in excess of FDIC insurance limits. At October 31, 2008, the Company had $Nil in excess of FDIC limits.

	q)	Concentration of Revenue

During the three month period ended October 31, 2008, 100% of the Company’s sales were to one customer.

2.	Oil and Gas Properties

a)

On June 15, 2006, the Company acquired a 100% working interest and a 75% net revenue interest in certain oil and gas properties consisting of 32 leases totalling 1,224 gross acres located in Louisiana in consideration for $2,000,000. As of April 30, 2008, the Company has capitalized $2,071,275 of costs related to its interest. During the year ended April 30, 2008, the Company decided not to pursue the development of this property. As a result, an impairment of $2,071,275 was recognized.

b)

On November 1, 2006, the Company entered into an agreement to acquire a 4% interest in an oil and gas property and applicable leases located in southern Louisiana. The Company paid $222,552 as consideration which included prospect fees and property expenses. During the fiscal year ended April 30, 2007, the Company incurred an additional $1,296 of lease costs and $582,403 of drilling expenses. During the year ended April 30, 2008, the Company incurred an additional $44,155 of lease costs and $899,229 of drilling expenses. During the six month period ended October 31, 2008, the Company incurred $57,644 of lease costs and incurred an additional $30,579 of drilling costs. On October 25, 2007, the Company increased its working interest in certain objectives of Well No. 1 to 5.44%. On March 14, 2008, the Company’s working interest in certain leases was decreased to 3.58% pursuant to a pre-existing agreement.

c)

On March 1, 2007, the Company entered into a participation agreement and joint operating agreement with two operators to purchase an undivided 8.92353% before casing point and 7.585% after casing point interest on the Shadyside Prospect located in St. Mary Parish, Louisiana. At April 30, 2007, the Company paid $52,012 towards their share of G&G reimbursement and land costs incurred to date. During the year ended April 30, 2008, the Company incurred an additional $17,414 of lease costs and $1,230,217 of drilling expenses. During the six month period ended October 31, 2008, the Company incurred an additional $1,138 of lease costs and $16,331 of drilling expenses. In September 2007, the Company increased its working interest after casing point to 15.17%. Subsequent to October 31, 2008, the Company paid $18,318 to clean out and re-perforate a well on the Shadyside Prospect.

d)

On July 10, 2007, the Company entered into a purchase and sale agreement with CTC Minerals, Inc. whereby the Company agreed to purchase a 10% interest in the Alligator Bayou Prospect located in Matagorda for $800,000. On April 20, 2008, the Company agreed to sell a 4% interest in the property to three separate parties in consideration for $490,332, which represents 40% of estimated expenses incurred by the Company on the property up to April 10, 2008. At during the three month period ended October 31, 2008, the Company received $490,332 included in notes receivable at April 30, 2008. During the year ended April 30, 2008, the Company had capitalized $1,231,943 of costs related to its interest. During the six month period ended October 31, 2008, the Company recovered $28,188 of lease costs and incurred an additional $1,153,432 of drilling costs.

All of the Company’s proven and unproven oil and gas properties are located in the United States. The following table summarizes information regarding the Company's oil and gas acquisition, exploration and development activities:

Century Petroleum Corp.
Notes to the Condensed Financial Statements
(Expressed in US dollars)
(Unaudited)

2.	Oil and Gas Properties (continued)

	October 31, 2008	April 30, 2008
	$	$

Proved Properties

Acquisition costs	2,096,359	2,095,221
Exploration costs	1,292,028	1,275,697
Less:
Accumulated depletion (At $10 per MCF)	(455,869)	(361,481)
Impairment of oil and gas properties	(2,221,821)	(1,034,151)

	710,697	1,975,286

Unproven Properties

Acquisition costs	1,059,092	1,029,635
Exploration costs	3,135,953	1,951,942
Less:
Oil and gas interest sold	(492,937)	(490,332)

	3,702,108	2,491,245

Net Carrying Value	4,412,805	4,466,531

During the six months ended October 31, 2008, the Company recorded an impairment of $1,187,670 as the capitalized costs in the full cost pool exceeded the aggregate of the estimated present value of the future net revenues from proved reserves, using a ten percent discount rate and based on current economic and operating conditions plus the lower of cost and estimated net realizable value of unproven properties.

3.	Asset Retirement Obligations

The Corporation’s asset retirement obligations (“AROs”) in regards to oil and gas properties (Note 2) relates to site restoration. A reconciliation between the opening and closing AROs balance is provided below:

	October 31,
	2008	April 30, 2008
	$	$
Beginning asset retirement obligations	2,310	–
Liabilities incurred	–	2,310
Accretion	370	–
		–
Total asset retirement obligations	2,680	2,310

In accordance with SFAS No. 143 "Accounting for Asset Retirement Obligations," the Company measured the AROs at a fair value of $2,310 and capitalized this to the oil and gas property. The AROs will accrete to $10,771 until the time at which it is expected to be settled, being 21.5 years. A discount rate of 10% was used to calculate the present value of the ARO. The corresponding accretion at October 31, 2008, being $370 (April 30, 2008 - $Nil), is included in depletion, depreciation and amortization. Actual retirement costs will be recorded against the AROs when incurred. Any difference between the recorded AROs and the actual retirement costs incurred will be recorded as a gain or loss in the period of settlement.

4.	Notes Payable – Related Party

a)

On September 10, 2008, the Company received a $200,000 loan from the Chief Financial Officer of the Company. The loan is unsecured, bears interest at a rate of 12% per annum, and matures on December 31, 2008. At October 31, 2008, the Company $3,353 of interest was included in accrued liabilities.

b)

On October 7, 2008, the Company received a $300,000 loan from the Chief Financial Officer of the Company. The loan is unsecured, bears interest at a rate of 12% per annum, and matures on December 31, 2008. At October 31, 2008, the Company $2,367 of interest was included in accrued liabilities.

Century Petroleum Corp.
Notes to the Condensed Financial Statements
(Expressed in US dollars)
(Unaudited)

5.	Stockholders’ Equity

During the six months ended October 31, 2008:

On July 9, 2008, the Company issued 300,000 shares of common stock to two members of the advisory board pursuant to the advisory services agreements described in Note 8(d) and (e).

6.	Warrants

A summary of the changes in the Company’s share purchase warrants is presented below:

	Six Months Ended		Six Months Ended
	October 31, 2008		October 31, 2007
		Weighted Average		Weighted Average
		Exercise		Exercise
	Number	Price	Number	Price

Balance, beginning of period	11,903,024	1.27	6,622,705	1.64
Issued	–	–	4,466,366	0.84
Exercised	–	–	–	–
Forfeited / Expired	(5,034,997)	1.50	–	–

Balance, end of period	6,868,027	1.10	11,089,071	1.32

7.	Related Party Transactions

	a)	At October 31, 2008, a balance of $2,234 is due to two related parties for expense reimbursement and is non-interest bearing, unsecured and has no specific terms of repayment.

	b)	During six month period ended October 31, 2008, the Company paid $60,000 (2007 - $60,000) for consulting services provided by the former President of the Company.

	c)	During the six month period ended October 31, 2008, the Company paid $90,000 (2007 - $66,000) for services provided by the President of the Company.

	d)	During the six month period ended October 31, 2008, the Company received $500,000 of notes payable from the Chief Financial Officer of the Company. Refer to Note 4.

	e)	Refer to Notes 8(a), (d) and (e).

8.	Commitments

a)

On October 1, 2006 (the “effective date”), the Company hired an employee for the position of President and CEO. The contract is for a period of twelve months, and is renewable. On January 11, 2007, the contract was amended to increase the remuneration from $10,000 per month to $11,000 per month, and to increase the number of common shares to be issued from 3,000,000 shares to 5,000,000 shares of common stock. The shares are to be held in escrow by the Company and will vest and be earned as follows: 250,000 shares at the end of each three-month period immediately following the effective date. The shares have an aggregate fair value of $9,450,000. During the fiscal year ended April 30, 2007, 500,000 shares with a fair value of $945,000 were released from escrow and charged to consulting. For the year ended April 30, 2008, 1,000,000 shares with a fair value of $1,890,000 were released from escrow and charged to consulting. During the six month period ended October 31, 2008, 250,000 shares with a fair value of $944,000 was released from escrow and charged to consulting, and an additional $157,500 of stock-based compensation was accrued and charged to consulting. On January 1, 2008, the contract was further amended to increase the employee’s remuneration to $15,000 per month.

b)

On October 10, 2006, the Company signed an agreement to rent office space in Houston, Texas beginning November 1, 2006 for a period of 12 months at $800 per month. On November 1, 2007, the Company renewed the agreement for a period of 6 months at $1,029 per month. On May 1, 2008 the Company renewed the agreement for a period of 6 months at $1,022 per month.

c)

On December 15, 2006, the Company entered into a share issuance agreement for share subscriptions up to $5,000,000. The subscriber shall make available to the Company by way of advances up to $5,000,000 until December 15, 2009. Upon receipt of the advances, the Company shall issue units of the Company at a price equal to 75% of volume weighted average closing price of the Company (ticket symbol “CYPE.OB”) during the 10 previous trading days according to Yahoo! Finance at http://finance.yahoo.com. Each unit consists of one common share of the Company and one share purchase warrant. Each whole warrant may be exercised within three years of the date of issuance to the

Century Petroleum Corp.
Notes to the Condensed Financial Statements
(Expressed in US dollars)
(Unaudited)

purchaser at a price equal to 150% of subscription price. During the year ended April 30, 2007, the Company received cash proceeds of $1,500,000 and issued 987,708 units. During the year ended April 30, 2008, the Company received cash proceeds of $2,850,000 and issued 5,280,319 units.

d)

On May 24, 2007, the Company entered into an agreement to appoint an individual as a member of the Company’s Advisory Board. The Individual agreed to provide advisory services to the Company for an indefinite period, or until terminated by either party, in consideration for 37,500 restricted shares of common stock at the end of every financial quarter of the Company in which the individual serves as a member of the Company’s Advisory Board. During the three month period ended October 31, 2008, the Company recognized $73,500 of consulting fees, of which $20,008 is included in common stock subscribed.

Century Petroleum Corp.
Notes to the Condensed Financial Statements
(Expressed in US dollars)
(Unaudited)

8.	Commitments (continued)

e)

On June 1, 2007, the Company entered into an agreement to appoint an individual as a member of the Company’s Advisory Board. The Individual agreed to provide advisory services to the Company for an indefinite period, or until terminated by either party, in consideration for 37,500 restricted shares of common stock at the end of every financial quarter of the Company in which the individual serves as a member of the Company’s Advisory Board. During the three month period ended October 31, 2008, the Company recognized $73,500 of consulting fees, of which $20,125 is included in common stock subscribed.

9.	Going Concern

As reflected in the accompanying financial statements, the Company has a deficit of $8,334,639 from inception and has a working capital deficit of $854,899 at October 31, 2008. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

10.	Subsequent Event

On November 6, 2008, the Company issued 2,000,000 units at $0.15 per unit for proceeds of $300,000. Each unit consists of one common share and one and one half share purchase warrant. Each whole warrant is exercisable within one year of the date of issuance at a price of $0.20 per share.

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

On June 15, 2006, we acquired a 100% working interest and 75% net revenue interest in certain oil and gas properties, located in Beauregard Parish, Louisiana, from Site Drilling Force Limited (BVI). To date, we have only conducted preliminary geological and geophysical studies on the Beauregard Parish leases. During the year ended April 30, 2008, our company decided not to pursue the development of this property. As a result, an impairment of $2,071,275 was added to the full cost pool.

On November 1, 2006, we entered into an agreement whereby we acquired from Kossic Oil & Gas LP, a 4% working interest in the Thunder Stud Prospect, located in southern Louisiana. On October 25, 2007 we increased our working interest in certain geologic objectives of well No. 1 to 5.44% . Drilling on the property began in late January 2007 and operations were carried out by Sterling Energy plc. Target depth for well No. 1 was reached in May 2007 and petrophysical analysis suggests that multiple pay horizons were encountered. Testing operations of Well No. 1 were carried out in two intervals of the Yegua formation. One of these intervals was deemed to be noncommercial, whilst the other interval flowed oil and gas at a gross rate of 1,057 MCFD and 456BOPD. Working interest partners are expected to drill Thunder Stud #2 confirmation well in early 2009. The second well will target a geologic structure interpreted to be up-dip of the existing well control. At the close of the quarter ended October 31, 2008, we had spent $1,826,056 in the acquisition of the project, lease renewals, drilling, completion and testing costs for this well.

On February 16, 2007, we entered into a letter of intent with Houston Energy, Inc. and Red Willow Offshore, LLC. wherein we agreed to purchase an undivided 8.92353% before casing point and 7.585% after casing point interest on the Shadyside Prospect located in St. Mary Parish, Louisiana. The final participation agreement and joint operating agreement for the prospect were signed in May 2007 and drilling operations on the Shadyside #1 well started in July 2007. Target depth was reached in September 2007. At that time, we increased our working interest after casing point to 15.17% . On December 2007, a production test was successfully completed and on January 7, 2008, hydrocarbons production started. At the close of the quarter ended October 31, 2008, we had spent $1,317,112 on the acquisition of the project, lease renewals, drilling, completion, testing and development costs for this well. In September 2007, Neumin Production Company replaced Red Willow Offshore LLC as the operator of this well. During the three months ended October 31, 2008, we recorded an impairment of $372,660 as the capitalized costs in the full cost pool exceeded the aggregate of the estimated present value of the future net revenues from proved reserves, using a ten percent discount rate and based on current economic and operating conditions plus the lower of cost and estimated net realizable value of unproven properties. As of December 12, 2008, Shadyside #1 well was shut-in and awaiting a $120,000 work-over program (of which we will pay 15.17%) ..

On May 8, 2007, we entered into a letter of intent with CTC Minerals, Inc. wherein we agreed to purchase a 10% interest in the Alligator Bayou Prospect located in Matagorda and Brazoria Counties, Texas. On July 12, 2007 we entered into a final purchase and sale agreement with CTC Minerals. Drilling operations of the Alligator Bayou #1 well began in late April 2008 and El Paso Corporation is the operator of the well. On April 20, 2008, our company agreed to sell a 4% working interest in the property to three separate parties. At the close of the quarter ended October 31, 2008, we had spent $2,357,187 on the acquisition of the project, lease rentals, drilling and geological studies related to this prospect. As of December 12, 2008, the well reached total depth of 23,830 feet and petrophysical analysis suggests that multiple pay horizons were encountered. The well is awaiting testing operations.

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

On November 6, 2008, we issued 2,000,000 units at $0.15 per unit for proceeds of $300,000 to an US accredited investor pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended. Each unit consisted of one common share and one and one half share purchase warrant. Each whole warrant is exercisable within one year of the date of issuance at a price of $0.20 per share.

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

Cash Requirements

Despite having earned revenues of $221,790 during the six-month period ended October 31, 2008, we have never been profitable. We require additional funds of approximately $2,000,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or exploration costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve-month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

Our auditors have issued a going concern opinion for our year ended April 30, 2008. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any significant revenues and no significant revenues are anticipated until production on our properties increase. As we had cash in the amount of $21,392 and working capital in the amount of $(854,899) as of October 31, 2008, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We will require additional funds to implement our growth strategy in exploration operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing.

Estimated Net Expenditures During the Next Twelve Months
General and administrative	$400,000
Exploration Expenses – Alligator Bayou	$1,400,000
Exploration Expenses – Shadyside	$50,000
Exploration Expenses – Alligator Bayou	$150,000
Total	$2,000,000

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

We utilize the full-cost method of accounting for petroleum and natural gas properties. Under this method, our company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of October 31, 2008, one of our properties has proven reserves. When our company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made our company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

Once we have evaluated our properties as proven, the costs are transferred to the full cost pool. We then apply a ceiling test to the capitalized cost in the full cost pool. The ceiling test limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves, based on current economic and operating conditions. Specifically, we compute the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: (A) The present value of estimated future net revenue computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus (B) the cost of property not being amortized; plus (C) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less (D) income tax effects related to differences between the book and tax basis of the property.

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

Results of Operations

Three Months Ended October 31, 2008 and 2007

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended October 31, 2008 which are included herein.

Our operating results for the three months ended October 31, 2008, for the three months ended October 31, 2007 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended October 31, 2008	Three Months Ended October 31, 2007	Change Between Three Month Period Ended October 31, 2008 and October 31, 2007
Revenue	$ (27,060)	$ Nil	$ (27,060)
Consulting Expenses	535,267	582,484	(47,217)
Depletion, Accretion and Amortization	37,596	1,714	35,882
Impairment of Oil and Gas Property	372,660	Nil	372,660
General and Administrative	47,152	62,611	(15,459)
Production Expenses	10,982	Nil	10,982
Professional Fees	22,045	7,946	14,099

Other Income (Expenses)	737	1,693	(956)
Net loss	1,052,025	651,348	400,677

Our financial statements report a net loss of $1,052,025 for the three-month period ended October 31, 2008 compared to a net loss of $651,348 for the three-month period ended October 31, 2007. Our losses have increased primarily as a result of an increase in depletion, accretion and amortization costs, an increase in the impairment of an oil and gas property, an increase in production expenses and an increase in professional fees.

During the three months ended October 31, 2008, we recorded an impairment of $372,660 as the capitalized costs in the full cost pool exceeded the aggregate of the estimated present value of the future net revenues from proved reserves, using a ten percent discount rate and based on current economic and operating conditions plus the lower of cost and estimated net realizable value of unproven properties. In addition, a negative revenue was recorded during the quarter ended October 31, 2008 because the accrued revenues recorded during the quarter ended July 31, 2008 where higher than the real revenue figures. We expect much lower revenue during the next quarter due to a shut-in and work-over operations on the Shadyside No. 1 well. Work-over operations are expected to be completed in December 2008.

In recent months, oil and natural gas prices have continued to decrease and may decrease further. Should the price for our products suffer additional substantial decreases, our company might need to record additional impairments to its capitalized oil and gas costs, based on the estimated value of those reserves.

Six Months Ended October 31, 2008 and 2007

Our operating results for the six months ended October 31, 2008, for the six months ended October 31, 2007 and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended October 31, 2008	Six Months Ended October 31, 2007	Change Between Six Month Period Ended October 31, 2008 and October 31, 2007
Revenue	$ 221,790	$ Nil	$ 221,790
Consulting Expenses	1,156,267	1,172,383	(16,116)
Depletion, Accretion and Amortization	99,017	3,427	95,590
Impairment of Oil and Gas Property	1,187,670	Nil	1,187,670
General and Administrative	114,441	153,939	(39,498)
Production Expenses	20,952	Nil	20,952
Professional Fees	31,212	23,547	7,665
Other Income (Expenses)	2,267	7,826	(5,559)
Net loss	2,385,502	1,342,043	1,043,459

Our financial statements report a net loss of $2,385,502 for the six-month period ended October 31, 2008 compared to a net loss of $1,342,043 for the six-month period ended October 31, 2007. Our losses have increased primarily as a result of an increase in depletion, accretion and amortization, an increase in the impairment of an oil and gas property, an increase in production expense and an increase in professional fees.

Liquidity and Financial Condition

Working Capital
	At	At
	October 31,	April 30,
	2008	2008
Current assets	$182,560	$1,019,024
Current liabilities	1,037,459	555,353
Working capital	$(854,899)	$463,671

Cash Flows
	Six Months Ended
	October 31,	October 31,
	2008	2007
Cash flows provided by (used in) operating activities	$87,835	$(270,222)
Cash flows used in investing activities	695,115	2,789,173
Cash flows provided by financing activities	500,000	2,495,402
Net increase (decrease) in cash during period	$(107,280)	$(563,993)

Operating Activities

Net cash provided by operating activities was $87,835 during the six months ended October 31, 2008 compared with net cash used in operating activities of $270,222 in the same period in 2007.

Investing Activities

Net cash used in investing activities was $695,115 in the six months ended October 31, 2008 compared to net cash used in investing activities of $2,789,173 in the same period in 2007. During the six months ended October 31, 2008, the $695,115 in net cash used in investing activities was from $490,332 in payments received on notes receivable, offset by $1,185,447 in purchases of oil and gas interests.

Financing Activities

Net cash provided by financing activities was $500,000 during the six months ended October 31, 2008 compared to $2,495,402 in the same period in 2007. The main reason for the change was no $Nil were raised by way of private placements during the six months ended October 31, 2008 compared to $2,500,000 in the same period in 2007.

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

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on our company's future reported financial position or results of operations.

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

Additionally, there were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

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

As of October 31, 2008, only one of our properties has proven reserves. On our other exploratory properties, we have not yet established any reserves and resources and we cannot assure you that we will ever establish any reserve or resources on them.

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

We had cash in the amount of $21,392 and working capital deficit of $854,899 as at October 31, 2008. We have had limited income from operations during our last quarter ended October 31, 2008. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our properties currently under lease and option. Any direct acquisition of the claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the properties. The requirements are substantial. While we have arranged for advances of up to $5,000,000 from E&P Investments GmbH by way of a share issuance agreement entered into on December 15, 2006, and while we have received advances for $4,350,000 from the date of the share issuance agreement to October 31, 2008, there can be no assurances that we will receive any further funds from E&P Investments. Obtaining additional financing would be subject to a number of factors, including market prices for resources, investor acceptance of our properties and investor sentiment. These factors may negatively affect the timing, amount, terms or conditions of any additional financing available to us. The most likely source of future funds presently available to us is through the sale of equity capital and loans. Any sale of share capital will result in dilution to existing shareholders.

Because there is no assurance that we will generate profitable operations, we face a high risk of business failure.

Despite having earned revenues of $221,790 during the six-month period ended October 31, 2008, we have never been profitable. We were incorporated in December 2004 and to date have been involved primarily in organizational activities and limited exploration activities. Before we are able to generate significant additional revenue, we will incur substantial operating and exploration expenditures. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to October 31, 2008 is $8,334,639. We recognize that if we are unable to generate significant additional revenues from our activities, we will not be able to earn profits or continue operations. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate significant additional revenues in the future. We can provide investors with no assurance that we will ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 6, 2008, we closed a private placement consisting of 2,000,000 units at a purchase price of $0.15 per unit, for gross proceeds of $300,000. Each unit consists of one common share and one and one-half (1½) share purchase warrants. Each whole warrant is exercisable into one share of common stock for a period of twelve months at an exercise price of $0.20 per warrant share.

We issued 2,000,000 shares and 3,000,000 share purchase warrants to one (1) US person pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
Number
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on July 8, 2005).
3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on July 8, 2005).
(10)	Material Contracts
10.1	Purchase and Sale Agreement dated April 10, 2005 between our company and Multi Metal Mining Corp. (incorporated by reference from our Form SB-2 Registration Statement, filed on July 8, 2005).
10.2	Asset Purchase Agreement dated June 15, 2006 between our company and Site Drilling Force Limited (BVI) (incorporated by reference from our Current Report on Form 8-K, filed on June 20, 2006).
10.3	Assignment dated August 10, 2006 (incorporated by reference from our Current Report on Form 8-K, filed on August 17, 2006).
10.4	Executive Employment Agreement with James B. Hersch (incorporated by reference from our Current Report on Form 8-K, filed on October 5, 2006).
10.5	Amendment Agreement with James B. Hersch (incorporated by reference from our Current Report on Form 8-K, filed on January 17, 2007).
10.6	Share Issuance Agreement dated the 15th day of December 2006 (incorporated by reference from our Current Report on Form 8-K, filed on December 19, 2006).
10.7	Letter of Intent with Houston Energy, Inc. and Red Willow Offshore, LLC dated February 16, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on February 26, 2007).
10.8	Purchase and sale agreement with CTC Minerals, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on July 25, 2007).

Exhibit	Description
Number
(31)	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James B. Hersch.
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Johannes T. Petersen.
(32)	906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James B. Hersch.
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Johannes T. Petersen.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY PETROLEUM CORP.
(Registrant)

Dated: December 15, 2008	/s/ James B. Hersch
James B. Hersch
President and Director
(Principal Executive Officer, Principal
Accounting Officer and Principal Financial
Officer)

Dated: December 15, 2008	/s/ Johannes T. Petersen
Johannes T. Petersen
Chief Financial Officer, Secretary and Director
(Principal Accounting Officer and Principal
Financial Officer)