Form 10-Q
period 2009-01-31
Century Petroleum Corp.
filed 2009-03-23
CIK 1332042

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2009

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________________ to _________________________

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X ]
(Do not check if a smaller reporting company)

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
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 71,857,024 common shares issued and outstanding as of March 20, 2009

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the nine month period ended January 31, 2009 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Century Petroleum Corp.

January 31, 2009

Century Petroleum Corp.
Condensed Balance Sheets
(Expressed in US dollars)

	January 31,	April 30,
	2009	2008
	(unaudited)
ASSETS
Current Assets
Cash	$1,477	$128,672
Accounts receivable	–	143,152
Due from related party (Note 7(b))	1,705	–
Prepaid expenses and other current assets	5,807	256,868
Notes receivable	–	490,332
Total Current Assets	8,989	1,019,024
Property and Equipment, net	4,967	7,121
Intangible Assets, net	4,126	8,026
Oil and Gas Interest (full cost method) (Note 2)	4,583,919	4,466,531
Total Assets	$4,602,001	$5,500,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$926,740	$333,823
Accounts payable-related party (Note 7(b) and (e))	20,679	100
Accrued liabilities	158,178	217,120
Notes payable – related party (Note 4)	500,000	–
Due to related party (Note 7(a))	2,000	2,000
Asset Retirement Obligation	10,771	–
Total Current Liabilities	1,618,368	553,043
Asset Retirement Obligation	–	2,310
Total Liabilities	1,618,368	555,353
Stockholders’ Equity
Preferred Stock, 7,000,000 shares authorized, $0.001 par value
none issued and outstanding	–	–
Common Stock, 483,000,000 shares authorized, $0.001 par value
71,857,024 shares issued and outstanding (April 30, 2008 -
69,557,024 shares)	71,857	69,557
Additional Paid-in Capital	17,758,763	17,167,063
Common Stock Subscribed (203,333 shares to be issued)	48,983	272,866
Deferred Compensation	(5,197,500)	(6,615,000)
Deficit	(9,698,470)	(5,949,137)
Total Stockholders’ Equity	2,983,633	4,945,349
Total Liabilities and Stockholders’ Equity	$4,602,001	$5,500,702

(The Accompanying Notes are an Integral Part of These Financial Statements)

Century Petroleum Corp.
Condensed Statements of Operations
(Expressed in US dollars)
(unaudited)

	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	January 31,
	2009	2008	2009	2008

Revenue	$–	$–	$221,790	$–

Expenses
Consulting (Note 7(c) and (d))	556,350	658,483	1,712,617	1,830,866
Depletion, accretion and amortization	9,886	1,794	108,903	5,221
Impairment of oil and gas property	725,606	–	1,913,276	–
General and administrative	43,522	69,194	157,963	219,706
Production expenses	12,782	–	33,734	–
Professional fees	16,084	6,668	47,296	30,215
Total Operating Expenses	1,364,230	736,139	3,973,789	2,086,008
Operating Loss	(1,364,230)	(736,139)	(3,751,999)	(2,086,008)
Other Income (Expenses)
Foreign exchange gain (loss)	310	–	825	(408)
Interest income	89	2,036	1,841	10,270
Total Other Income (Expenses)	399	2,036	2,666	9,862
Loss Before Income Taxes	(1,363,831)	(734,103)	(3,749,333)	(2,076,146)
Provision for Income Taxes	–	–	–	–
Net Loss	$(1,363,831)	$(734,103)	$(3,749,333)	$(2,076,146)
Net Loss Per Share – Basic and Diluted	$(0.02)	$(0.01)	$(0.05)	$(0.03)

Weighted Average Number of Shares Outstanding	71,726,589	68,871,404	70,404,125	67,033,748

(The Accompanying Notes are an Integral Part of These Financial Statements)

Century Petroleum Corp.
Condensed Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	January 31,	January 31,
	2009	2008

Operating Activities
Net loss	$(3,749,333)	$(2,076,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and accretion	108,903	5,221
Impairment loss on oil and gas properties	1,913,276	–
Stock-based compensation	1,487,617	1,616,866
Change in operating assets and liabilities:
Prepaid expenses and deposits	41,886	(57,816)
Accounts receivable	143,152	–
Accounts payable and accrued liabilities	14,138	(18,532)
Net Cash Used in Operating Activities	(40,361)	(530,407)
Investing Activities
Payments received on note receivable	490,332	–
Purchase of property and equipment	–	(2,462)
Purchase of oil and gas interest	(1,377,166)	(2,678,531)
Net Cash Used in Investing Activities	(886,834)	(2,680,993)
Financing Activities
Notes payable from (repayment to) related party	500,000	(4,598)
Proceeds from common stock subscribed	–	2,500,000
Proceeds from issuance of common stock	300,000	–
Net Cash Provided by Financing Activities	800,000	2,495,402
Decrease in Cash	(127,195)	(715,998)
Cash and Cash Equivalents - Beginning of Period	128,672	978,654
Cash and Cash Equivalents - End of Period	$1,477	$262,656

Supplemental Disclosures
Interest paid	$–	$–
Income taxes paid	$–	$–

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

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of January 31, 2009, none of the Company’s properties has proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

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

Property and equipment consisting of computer equipments, is recorded at cost and is being amortized on a straight-line basis over their estimated life of three years.

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

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by SFAS No. 128, “Earnings Per Share.” As of January 31, 2009, the effect of 9,868,027 (2008 – 11,089,071 per Note 6) stock purchase warrants was anti dilutive and not included in the calculation of dilutive net loss.

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

The Company at times has cash in banks in excess of FDIC insurance limits. At January 31, 2009, the Company had $Nil in excess of FDIC limits.

	q)	Concentration of Revenue

During the nine month period ended January 31, 2009, 100% of the Company’s sales were to one customer.

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

b)

On November 1, 2006, the Company entered into an agreement to acquire a 4% interest in an oil and gas property and applicable leases located in southern Louisiana. The Company paid $222,552 as consideration which included prospect fees and property expenses. During the fiscal year ended April 30, 2007, the Company incurred an additional $1,296 of lease costs and $582,403 of drilling expenses. During the year ended April 30, 2008, the Company incurred an additional $44,155 of lease costs and $899,229 of drilling expenses. During the nine month period ended January 31, 2009, the Company incurred $65,184 of lease costs and incurred an additional $30,817 of drilling costs. On October 25, 2007, the Company increased its working interest in certain objectives of Well No. 1 to 5.44%. On March 14, 2008, the Company’s working interest in certain leases was decreased to 3.58% pursuant to a pre-existing agreement.

c)

On March 1, 2007, the Company entered into a participation agreement and joint operating agreement with two operators to purchase an undivided 8.92353% before casing point and 7.585% after casing point interest on the Shadyside Prospect located in St. Mary Parish, Louisiana. At April 30, 2007, the Company paid $52,012 towards their share of G&G reimbursement and land costs incurred to date. During the year ended April 30, 2008, the Company incurred an additional $17,414 of lease costs and $1,230,217 of drilling expenses. During the nine month period ended January 31, 2009, the Company incurred an additional $32,378 of drilling expenses. In September 2007, the Company increased its working interest after casing point to 15.17%. During the nine months ended January 31, 2009, the Company decided to abandon the Shadyside property and an impairment of $725,606 was recognized.

d)

On July 10, 2007, the Company entered into a purchase and sale agreement with CTC Minerals, Inc. whereby the Company agreed to purchase a 10% interest in the Alligator Bayou Prospect located in Matagorda for $800,000. On April 20, 2008, the Company agreed to sell a 4% interest in the property to three separate parties in consideration for $490,332, which represents 40% of estimated expenses incurred by the Company on the property up to April 10, 2008. During the nine month period ended January 31, 2009, the Company received $490,332 included in notes receivable at April 30, 2008. During the year ended April 30, 2008, the Company had capitalized $1,231,943 of costs related to its interest. During the nine month period ended January 31, 2009, the Company recovered $22,775 of lease costs and incurred an additional $2,022,051 of drilling costs.

All of the Company’s proven and unproven oil and gas properties are located in the United States. The following table summarizes information regarding the Company's oil and gas acquisition, exploration and development activities:

	January 31,	April 30,
	2009	2008
	$	$

Proved Properties

Acquisition costs	2,095,221	2,095,221
Exploration costs	1,308,075	1,275,697
Less:
Accumulated depletion (At $10 per MCF)	(455,869)	(361,481)
Impairment of oil and gas properties	(2,947,427)	(1,034,151)

	–	1,975,286

Unproven Properties

Acquisition costs	1,072,044	1,029,635
Exploration costs	4,004,812	1,951,942
Less:
Oil and gas interest sold	(492,937)	(490,332)

	4,583,919	2,491,245

Net Carrying Value	4,583,919	4,466,531

During the nine months ended January 31, 2009, the Company recorded an impairment of $1,187,670 as the capitalized costs in the full cost pool exceeded the aggregate of the estimated present value of the future net revenues from proved reserves, using a ten percent discount rate and based on current economic and operating conditions plus the lower of cost and estimated net realizable value of unproven properties. During the nine months ended January 31, 2009, the Company decided to abandon the Shadyside property and an impairment of $725,606 was recognized.

Century Petroleum Corp.
Notes to the Condensed Financial Statements
(Expressed in US dollars)
(unaudited)

3.	Asset Retirement Obligations

The Corporation’s asset retirement obligations (“AROs”) in regards to oil and gas properties (Note 2) relates to site restoration. A reconciliation between the opening and closing AROs balance is provided below:

	January 31,	April 30,
	2009	2008
	$	$
Beginning asset retirement obligations	2,310	–
Liabilities incurred	–	2,310
Accretion	8,461	–
		–
Total asset retirement obligations	10,771	2,310

In accordance with SFAS No. 143 "Accounting for Asset Retirement Obligations," the Company measured the AROs at a fair value of $2,310 and capitalized this to the oil and gas property. A discount rate of 10% was used to calculate the present value of the ARO. During the nine months ended January 31, 2009, the Company decided to abandon the oil and gas properties and the ARO was accreted to its fair value of $10,771. The accretion at January 31, 2009, being $8,461 (April 30, 2008 - $Nil), is included in depletion, depreciation and amortization. Actual retirement costs will be recorded against the AROs when incurred. Any difference between the recorded AROs and the actual retirement costs incurred will be recorded as a gain or loss in the period of settlement.

4.	Notes Payable – Related Party

a)

On September 10, 2008, the Company received a $200,000 loan from the Chief Financial Officer of the Company. The loan is unsecured, bears interest at a rate of 12% per annum, and was to mature on December 31, 2008. During the nine months ended January 31, 2009, the maturity date was extended to December 31, 2009. At January 31, 2009, $9,337 of interest was included in accounts payable – related parties.

b)

On October 7, 2008, the Company received a $300,000 loan from the Chief Financial Officer of the Company. The loan is unsecured, bears interest at a rate of 12% per annum, and was to mature on December 31, 2008. During the nine months ended January 31, 2009, the maturity date was extended to December 31, 2009. At January 31, 2009, $11,342 of interest was included in accounts payable – related parties.

5.	Stockholders’ Equity

During the nine months ended January 31, 2009:

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

6.	Warrants

	Nine Months Ended		Nine Months Ended
	January 31, 2009		January 31, 2008
		Weighted Average		Weighted Average
		Exercise		Exercise
	Number	Price	Number	Price

Balance, beginning of period	11,903,024	1.27	6,622,705	1.64
Issued	3,000,000	0.20	4,466,366	0.84
Exercised	–	–	–	–
Forfeited / Expired	(5,034,997)	1.50	–	–

Balance, end of period	9,868,027	0.83	11,089,071	1.32

Century Petroleum Corp.
Notes to the Condensed Financial Statements
(Expressed in US dollars)
(unaudited)

7.	Related Party Transactions

	a)	At January 31, 2009, a balance of $2,000 is due to a related party for expense reimbursement and is non- interest bearing, unsecured and has no specific terms of repayment.

b)

At January 31, 2009, the Company had advanced $1,705 to a director of the Company for travel and general and administrative expenses. At April 30, 2008, a balance of $100 is due to the director of the Company for expense reimbursement and is non-interest bearing, unsecured and has no specific terms of repayment.

	c)	During the nine month period ended January 31, 2009, the Company paid $90,000 (2008 - $100,000) for consulting services provided by the former President of the Company.

	d)	During the nine month period ended January 31, 2009, the Company paid $135,000 (2008 - $114,000) for services provided by the President of the Company.

e)

During the nine month period ended January 31, 2009, the Company received $500,000 of notes payable from the Chief Financial Officer of the Company. As of January 31, 2009, $20,679 of interest was accrued. Refer to Note 4.

	f)	Refer to Notes 8(a), (d) and (e).

8.	Commitments

a)

On October 1, 2006 (the “effective date”), the Company hired an employee for the position of President and CEO. The contract is for a period of twelve months, and is renewable. On January 11, 2007, the contract was amended to increase the remuneration from $10,000 per month to $11,000 per month, and to increase the number of common shares to be issued from 3,000,000 shares to 5,000,000 shares of common stock. The shares are to be held in escrow by the Company and will vest and be earned as follows: 250,000 shares at the end of each three-month period immediately following the effective date. The shares have an aggregate fair value of $9,450,000. During the fiscal year ended April 30, 2007, 500,000 shares with a fair value of $945,000 were released from escrow and charged to consulting. On January 1, 2008, the contract was further amended to increase the employee’s remuneration to $15,000 per month. For the year ended April 30, 2008, 1,000,000 shares with a fair value of $1,890,000 were released from escrow and charged to consulting. During the nine month period ended January 31, 2009, 750,000 shares with a fair value of $1,417,000 were released from escrow and charged to consulting, and an additional $157,500 of stock- based compensation was accrued and charged to consulting.

b)

On October 10, 2006, the Company signed an agreement to rent office space in Houston, Texas beginning November 1, 2006 for a period of 12 months at $800 per month. On November 1, 2007, the Company renewed the agreement for a period of 6 months at $1,029 per month. On May 1, 2008 the Company renewed the agreement for a period of 6 months at $1,022 per month. On November 1, 2008, the Company renewed the agreement for a period of 6 months at $1,159 per month.

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

d)

On May 24, 2007, the Company entered into an agreement to appoint an individual as a member of the Company’s Advisory Board. The Individual agreed to provide advisory services to the Company for an indefinite period, or until terminated by either party, in consideration for 37,500 restricted shares of common stock at the end of every financial quarter of the Company in which the individual serves as a member of the Company’s Advisory Board. During the nine month period ended January 31, 2009, the Company recognized $32,992 of consulting fees, of which $23,733 is included in common stock subscribed.

e)

On June 1, 2007, the Company entered into an agreement to appoint an individual as a member of the Company’s Advisory Board. The Individual agreed to provide advisory services to the Company for an indefinite period, or until terminated by either party, in consideration for 37,500 restricted shares of common stock at the end of every financial quarter of the Company in which the individual serves as a member of the Company’s Advisory Board. During the nine month period ended January 31, 2009, the Company recognized $37,125 of consulting fees, of which $25,250 is included in common stock subscribed.

Century Petroleum Corp.
Notes to the Condensed Financial Statements
(Expressed in US dollars)
(unaudited)

9.	Going Concern

As reflected in the accompanying financial statements, the Company has a deficit of $9,698,470 from inception and has a working capital deficit of $1,609,379 at January 31, 2009. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

We do not have any subsidiaries.

Our Current Business

We are an oil and gas exploration and production company. We are engaged in the acquisition and exploration of oil and gas properties with a view to exploiting any oil and gas reserves we discover. We are currently not generating revenue from any of our properties and we intend to focus our efforts on our current exploratory property interests for the next twelve months.

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

On November 1, 2006, we entered into an agreement whereby we acquired from Kossic Oil & Gas LP, a 4% working interest in the Thunder Stud Prospect, located in southern Louisiana. On October 25, 2007 we increased our working interest in certain geologic objectives of well No. 1 to 5.44% . Drilling on the property began in late January 2007 and operations were carried out by Sterling Energy plc. Target depth for well No. 1 was reached in May 2007 and petrophysical analysis suggests that multiple pay horizons were encountered. Testing operations of Well No. 1 were carried out in two intervals of the Yegua formation. One of these intervals was deemed to be noncommercial, whilst the other interval flowed oil and gas at a gross rate of 1,057 MCFD and 456BOPD. Working interest partners are expected to drill Thunder Stud #2 confirmation well in 2009. The second well will target a geologic structure interpreted to be up-dip of the existing well control. At the close of the quarter ended January 31, 2009, we had spent $1,845,636.23 in the acquisition of the project, lease renewals, drilling, completion and testing costs for this well.

On February 16, 2007, we entered into a letter of intent with Houston Energy, Inc. and Red Willow Offshore, LLC. wherein we agreed to purchase an undivided 8.92353% before casing point and 7.585% after casing point interest on the Shadyside Prospect located in St. Mary Parish, Louisiana. The final participation agreement and joint operating agreement for the prospect were signed in May 2007 and drilling operations on the Shadyside #1 well started in July 2007. Target depth was reached in September 2007. At that time, we increased our working interest after casing point to 15.17% . On December 2007, a production test was successfully completed and on January 7, 2008, hydrocarbons production started. At the close of the quarter ended January 31, 2009, we had spent $1,332,021 on the acquisition of the project, lease renewals, drilling, completion, testing and development costs for this well. In September 2007, Neumin Production Company replaced Red Willow Offshore LLC as the operator of this well. A work-over program was carried our in December 2008, after which time the well was deemed uneconomical and a decision to abandon the well was made. During the nine months ended January 31, 2009, the Company recognized an impairment of $725,606.

On May 8, 2007, we entered into a letter of intent with CTC Minerals, Inc. wherein we agreed to purchase a 10% interest in the Alligator Bayou Prospect located in Matagorda and Brazoria Counties, Texas. On July 12, 2007 we entered into a final purchase and sale agreement with CTC Minerals. Drilling operations of the Alligator Bayou #1 well began in late April 2008 and El Paso Corporation is the operator of the well. On April 20, 2008, our company agreed to sell a 4% working interest in the property to three separate parties. At the close of the quarter ended January 31, 2009, we had spent $2,738,282.49 on the acquisition of the project, lease rentals, drilling and geological studies related to this prospect. As of January 31, 2009, the well reached total depth of 23,830 feet and petrophysical analysis suggests that multiple pay horizons were encountered. Partial testing operations have been carried out on the well and are expected to continue into the second quarter of 2009.

Our plan of operation is to conduct exploration work on our properties and prospects in order to ascertain whether they possess economic quantities of hydrocarbons in accordance with available funds. There can be no assurance that an economic hydrocarbon reserve exists on any of our exploration prospects until appropriate exploration work is completed. In the past, our only source of revenue was the production of the Shadyside #1 well, which has now been abandoned.

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

Cash Requirements

Despite having earned revenues of $221,790 during the nine-month period ended January 31, 2009, we have never been profitable. We require additional funds of approximately $2,000,000 at a minimum to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or exploration costs. As we do not have the funds necessary to cover our projected operating expenses for the next twelve-month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

Our auditors have issued a going concern opinion for our year ended April 30, 2008. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any significant revenues and no significant revenues are anticipated until production on our properties start. As we had cash in the amount of $1,477 and a negative working capital in the amount of $1,609,379 as of January 31, 2009, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We will require additional funds to implement our growth strategy in exploration operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing.

Estimated Net Expenditures During the Next Twelve Months
General and administrative	$395,000
Exploration Expenses – Alligator Bayou	$1,320,000
Exploration Expenses – Shadyside	$35,000
Exploration Expenses – Thunder Stud	$250,000
Total	$2,000,000

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

We utilize the full-cost method of accounting for petroleum and natural gas properties. Under this method, our company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of January 31, 2009, none of our properties has proven reserves. When our company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made our company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

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

Results of Operations

Three Months Ended January 31, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended January 31, 2009 which are included herein.

Our operating results for the three months ended January 31, 2009, for the three months ended January 31, 2008 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended January 31, 2009	Three Months Ended January 31, 2008	Change Between Three Month Period Ended January 31, 2009 and January 31, 2008
Revenue	$ 0	$ 0	$ 0
Consulting Expenses	556,350	658,483	(102,133)
Depletion, Accretion and Amortization	9,886	1,794	8,092
Impairment of Oil and Gas Property	725,606	0	725,606
General and Administrative	43,522	69,194	(25,672)
Production Expenses	12,782	0	12,782
Professional Fees	16,084	6,668	9,416
Other Income (Expenses)	399	2,036	(1,637)
Net loss	(1,363,831)	(734,103)	(629,728)

Our financial statements report a net loss of $1,363,831 for the three-month period ended January 31, 2009 compared to a net loss of $734,103 for the three-month period ended January 31, 2008. Our losses have increased primarily as a result of an increase in depletion, accretion and amortization costs, an increase in the impairment of oil and gas properties, an increase in production expenses and an increase in professional fees.

During the three months ended January 31, 2009, we recorded an impairment of $725,606 on the Shadyside property as the Company decided to abandon the property after an unsuccessful workover program.

In recent months, oil and natural gas prices have continued to decrease and may decrease further. Should the price for our products suffer additional substantial decreases, our company might need to record additional impairments to its capitalized oil and gas costs, based on the estimated value of those reserves.

Nine Months Ended January 31, 2009 and 2008

Our operating results for the nine months ended January 31, 2009, for the nine months ended January 31, 2008 and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended January 31, 2009	Nine Months Ended January 31, 2008	Change Between Nine Month Period Ended January 31, 2009 and January 31, 2008
Revenue	$ 221,790	$ 0	$ 221,790
Consulting Expenses	1,712,617	1,830,866	(118,249)
Depletion, Accretion and Amortization	108,903	5,221	103,682
Impairment of Oil and Gas Property	1,913,276	0	1,913,276
General and Administrative	157,963	219,706	(61,743)
Production Expenses	33,734	0	33,734
Professional Fees	47,296	30,215	17,081
Other Income (Expenses)	2,666	9,862	(7,196)
Net loss	(3,749,333)	(2,076,146)	(1,673,187)

Our financial statements report a net loss of $3,749,333 for the nine-month period ended January 31, 2009 compared to a net loss of $2,076,146 for the nine-month period ended January 31, 2008. Our losses have increased primarily as a result of an increase in depletion, accretion and amortization, an increase in the impairment of oil and gas properties, an increase in production expense and an increase in professional fees.

Liquidity and Financial Condition

Working Capital

		At
	At	April 30,
	January 31,2009	2008
Current assets	$8,989	$1,019,024
Current liabilities	1,618,368	553,043
Working capital	$(1,609,379)	$465,981

Cash Flows

	Nine Months Ended
	January 31,	January 31,
	2009	2008
Cash flows used in operating activities	$(40,361)	$(530,407)
Cash flows used in investing activities	(886,834)	(2,680,993)
Cash flows provided by financing activities	800,000	2,495,402
Net decrease in cash during period	$(127,195)	$(715,998)

Operating Activities

Net cash used by operating activities was $40,361 during the nine months ended January 31, 2009 compared with net cash used in operating activities of $530,407 in the same period in 2008.

Investing Activities

Net cash used in investing activities was $886,834 in the nine months ended January 31, 2009 compared to net cash used in investing activities of $2,680,993 in the same period in 2008. During the nine months ended January 31, 2009, the $886,834 in net cash used in investing activities was from $490,332 in payments received on notes receivable, offset by $1,377,166 in purchases of oil and gas interests.

Financing Activities

Net cash provided by financing activities was $800,000 during the nine months ended January 31, 2009 compared to $2,495,402 in the same period in 2008. The main reason for the change was no funds were raised by way of private placements during the nine months ended January 31, 2009 compared to $2,500,000 in the same period in 2008.

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

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer) and our chief financial officer, secretary and treasurer (also our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of January 31, 2009, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our chief financial officer, secretary and treasurer (also our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our chief financial officer, secretary and treasurer (also our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As of January 31, 2009, none of our properties has proven reserves. We have not yet established any reserves and resources on our exploratory properties and we cannot assure you that we will ever establish any reserve or resources on them.

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

We had cash in the amount of $1,477 and working capital deficit of $1,609,379 as at January 31, 2009. We have had limited income from operations during our last quarter ended January 31, 2009. Our business plan calls for substantial investment and cost in connection with the acquisition and exploration of our properties currently under lease and option. Any direct acquisition of the claim under lease or option is subject to our ability to obtain the financing necessary for us to fund and carry out exploration programs on the properties. The requirements are substantial. While we have arranged for advances of up to $5,000,000 from E&P Investments GmbH by way of a share issuance agreement entered into on December 15, 2006, and while we have received advances for $4,350,000 from the date of the share issuance agreement to January 31, 2009, there can be no assurances that we will receive any further funds from E&P Investments. Obtaining additional financing would be subject to a number of factors, including market prices for resources, investor acceptance of our properties and investor sentiment. These factors may negatively affect the timing, amount, terms or conditions of any additional financing available to us. The most likely source of future funds presently available to us is through the sale of equity capital, sale of assets and loans. Any sale of share capital will result in dilution to existing shareholders.

Because there is no assurance that we will generate profitable operations, we face a high risk of business failure.

Despite having earned revenues of $221,790 during the nine-month period ended January 31, 2009, we have never been profitable. We were incorporated in December 2004 and to date have been involved primarily in organizational activities and limited exploration activities. Before we are able to generate significant additional revenue, we will incur substantial operating and exploration expenditures. We therefore expect to incur significant losses into the foreseeable future. We have limited operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to January 31, 2009 is $9,698,470. We recognize that if we are unable to generate revenues from our activities, we will not be able to earn profits or continue operations. We cannot guarantee that we will be successful in raising capital to fund these operating losses or generate significant additional revenues in the future. We can provide investors with no assurance that we will ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail and our investors could lose their investment.

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

CENTURY PETROLEUM CORP.
(Registrant)

Dated: March 23, 2009	/s/ James B. Hersch
James B. Hersch
President and Director
(Principal Executive Officer)

Dated: March 23, 2009	/s/ Johannes T. Petersen
Johannes T. Petersen
Chief Financial Officer, Secretary and Director
(Principal Accounting Officer and Principal
Financial Officer)